Form 10-Q
period 1995-03-31
IFR SYSTEMS INC
filed 1995-05-08
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 1995

Commission file number 0-14224


                                IFR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          48-0777904
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)


         10200 WEST YORK STREET
             WICHITA, KANSAS                                        67215
(Address of principal executive offices)                         (Zip Code)

                                 (316) 522-4981
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X     NO     .
                                         ------     ----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock - $.01 par value per share--5,429,831 as of April 28, 1995.

                                IFR SYSTEMS, INC.

                         PART I.  FINANCIAL INFORMATION

IFR SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        MARCH 31,     JUNE 30,
                                                          1995          1994
                                                       -----------   ----------
                                                       (UNAUDITED)     (NOTE)
                                                            (000'S OMITTED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $      80    $      64
  Accounts receivable, less $357 and $241
     allowance for doubtful accounts, respectively        12,959       13,758
  Inventories:
     Finished products                                     6,984        6,308
     Work in process                                       8,147        7,824
     Materials                                             5,617        5,000
                                                       ---------    ---------
                                                          20,748       19,132

  Prepaid expenses and sundry                                370          253
  Deferred income taxes                                      851          851
                                                       ---------    ---------
     TOTAL CURRENT ASSETS                                 35,008       34,058

PROPERTY AND EQUIPMENT
  Property and equipment                                  12,517       11,589
  Allowance for depreciation (deduction)                  (6,357)      (4,906)
                                                       ---------    ---------
                                                           6,160        6,683

PROPERTY UNDER CAPITAL LEASE
  Building and machinery                                   3,456        3,456
  Amortization (deduction)                                (1,091)        (933)
                                                       ---------    ---------
                                                           2,365        2,523
OTHER ASSETS
  Cost in excess of net assets acquired, less
     amortization of $1,181 and $908, respectively         6,182        6,455
  Patents, trademarks and other intangibles, less
     amortization of $1,095 and $774, respectively           712        1,033
  Loan proceeds appropriated for debt service
     and other                                               495          480
                                                       ---------    ---------
                                                           7,389        7,968
                                                       ---------    ---------
                                                       $  50,922    $  51,232
                                                       ---------    ---------
                                                       ---------    ---------


Note: The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                                                       MARCH 31,     JUNE 30,
                                                         1995          1994
                                                       ---------    ---------
                                                      (UNAUDITED)     (NOTE)
                                                          (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term bank borrowings (Note 2)                  $   2,175    $   4,970
  Accounts payable                                         3,211        3,041
  Accrued compensation and payroll taxes                   2,137        1,703
  Other liabilities and accrued expenses                   1,985        1,548
  Current maturity of capital lease obligations              230          230
  Current maturity of long-term debt                          65          408
  Federal and state income taxes and local taxes             391          660
                                                       ---------    ---------
     TOTAL CURRENT LIABILITIES                            10,194       12,560

CAPITAL LEASE OBLIGATIONS                                  2,430        2,602

LONG-TERM DEBT                                                65          817

DEFERRED INCOME TAXES                                        451          451

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value --- authorized
     1,000,000 shares, none issued                            --          ---
  Common Stock, $.01 par value---authorized
     50,000,000 shares, issued 6,177,500 shares               62           62
  Additional paid in capital                               6,403        6,574
  Cost of common stock in treasury---750,873
     and 920,947 shares, respectively (deduction)         (6,400)      (7,849)
  Unamortized deferred compensation                          (16)          --
  Retained earnings                                       37,733       36,015
                                                       ---------    ---------
                                                          37,782       34,802
                                                       ---------    ---------
                                                       $  50,922    $  51,232
                                                       ---------    ---------
                                                       ---------    ---------


See notes to condensed consolidated financial statements.

IFR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     MARCH 31,                        MARCH 31,
                                               --------------------------------------------------------
                                                    1995          1994              1995          1994
                                                         (000'S OMITTED, EXCEPT PER SHARE DATA)
SALES                                          $  19,384     $  15,629         $  57,800     $  47,755
COST OF PRODUCTS SOLD                             12,146         9,647            36,330        29,899
                                               ---------     ---------         ---------     ---------
   GROSS PROFIT                                    7,238         5,982            21,470        17,856

OPERATING EXPENSES
   Selling                                         2,236         2,008             6,784         6,049
   Administrative                                  1,343         1,153             3,851         3,460
   Engineering                                     2,479         2,203             7,600         6,647
                                               ---------     ---------         ---------     ---------
                                                   6,058         5,364            18,235        16,156
                                               ---------     ---------         ---------     ---------
   OPERATING INCOME                                1,180           618             3,235         1,700

OTHER INCOME (EXPENSE)                               (22)          (91)             (290)         (216)
                                               ---------     ---------         ---------     ---------
   INCOME BEFORE INCOME TAXES                      1,158           527             2,945         1,484
INCOME TAXES                                         503           327             1,227           758
                                               ---------     ---------         ---------     ---------
   NET INCOME                                  $     655     $     200         $   1,718     $     726
                                               ---------     ---------         ---------     ---------
                                               ---------     ---------         ---------     ---------

Net Income Per Common Share:
   Primary                                     $    0.12     $    0.04         $    0.32     $    0.14
                                               ---------     ---------         ---------     ---------
                                               ---------     ---------         ---------     ---------
   Fully  diluted                              $    0.12     $    0.04         $    0.31     $    0.14
                                               ---------     ---------         ---------     ---------
                                               ---------     ---------         ---------     ---------

Average Common Shares Outstanding:
   Primary                                         5,479         5,281             5,391         5,290
                                               ---------     ---------         ---------     ---------
                                               ---------     ---------         ---------     ---------
   Fully  diluted                                  5,693         5,434             5,682         5,443
                                               ---------     ---------         ---------     ---------
                                               ---------     ---------         ---------     ---------


See notes to condensed consolidated financial statements.

IFR SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                          NINE MONTHS ENDED
                                                              MARCH 31,
                                                          1995         1994
                                                       ----------   ----------
                                                           (000'S OMITTED)
OPERATING ACTIVITIES
  Net income                                           $   1,718    $     726
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of property
        and equipment                                      1,609        1,501
     Amortization of intangibles                             594          598
     Deferred compensation expense                            46           83
     Changes in operating assets and liabilities:
        Accounts receivable                                  799        1,213
        Inventories                                       (1,616)      (3,310)
        Other current assets                                (117)         (87)
        Accounts payable and accrued liabilities:          1,041         (315)
        Other current liabilities                           (269)         194
                                                        --------    ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                3,805          603
INVESTING ACTIVITIES
  Purchases of property and equipment                       (928)      (1,938)
  Sundry                                                     (15)         331
                                                        --------    ---------
  NET CASH USED IN INVESTING ACTIVITIES                     (943)      (1,607)
FINANCING ACTIVITIES
  Principal payment on capital lease obligations            (172)        (160)
  Principal payment on long-term debt                        (65)         ---
  Proceeds from issuance of common stock                     186           57
  Proceeds from short-term bank borrowings                18,835       17,880
  Principal payments on short-term bank
     borrowings                                          (21,630)     (16,615)
                                                        --------    ---------
  NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                           (2,846)       1,162
                                                        --------    ---------
  INCREASE IN CASH AND CASH EQUIVALENTS                       16          158
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   64           65
                                                        --------    ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                $     80    $     223
                                                        --------    ---------
                                                        --------    ---------


IFR SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1995. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

NOTE 2--SHORT TERM BANK BORROWINGS

     The Company has unsecured lines of credit with a bank, which expire June 30, 1995, whereby it could borrow in the aggregate up to $7,500,000 at interest rates approximating the prime rate charged by major banks. At March 31, 1995 the Company had unused lines of credit aggregating $5,325,000.

NOTE 3--ACCOUNTING CHANGES

     On March 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for fiscal years beginning after December 15, 1995, with earlier application encouraged. The Company has not yet determined the timing of adoption; however, this standard is not expected to have a material impact on the Company's consolidated results of operations and consolidated financial position.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     Sales for the three months ended March 31, 1995 increased 24 percent over the same period in the prior year. This increase was primarily the result of higher sales to the U.S. Army. The remaining increase was generated from sales of commercial communication equipment and fiber optics test instruments. Sales of avionics test instruments and test and measurement products (spectrum analyzers) remained flat compared to the prior year quarter.
     Gross margin for the current year quarter was 37 percent compared to 38 percent for the previous year quarter. This decrease was attributed to a lower margin product mix.
     Total operating expenses as a percent of sales decreased three percent from the prior year quarter. Selling expenses decreased two percent as a percent of sales and engineering expenses decreased one percent as a percent of sales from the prior year quarter. Administrative expenses as a percent of sales were unchanged compared to the prior year quarter.
     The estimated effective income tax rate was 43 percent for the current year quarter compared to 62 percent in the prior year period. The decrease in the effective rate is due to an increase in the estimated annual pre-tax income relative to the amount of non-deductible goodwill amortization.
     Sales for the first nine months increased 21 percent compared to the same period of the prior year. This increase was largely a result of higher sales to the U.S. Army and higher sales of fiber optics test instruments. Sales of avionics test equipment are down slightly compared to the previous year. Test and measurement products (spectrum analyzers) remain flat compared to the prior year. Gross margins remained unchanged at 37 percent for both periods.
     Operating expenses decreased two percent as a percent of sales compared to the previous year. Selling expenses and engineering expenses decreased one percent as a percent of sales for the current year. Administrative expenses remained unchanged as a percent of sales at seven percent for the current year.
     For the nine months ended period of fiscal 1995 and fiscal 1994, the effective income tax rate was 42 percent and 51 percent, respectively. The decrease in the effective rate is due to an increase in the estimated annual pre-tax income relative to the amount of nondeductible goodwill amortization.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations were $3,805,000 for the nine month period ended March 31, 1995 as compared to $601,000 in the prior year period. This increase was primarily due to a reduction in accounts payable and inventory. Working capital increased from $21,498,000 at June 30, 1994 to $24,814,000 at March 31, 1995.
     The Board of Directors of the Company has authorized the repurchase of up to 1,000,000 shares of the Company's common stock. As of March 31, 1995, the Company has purchased an aggregate of 793,450 shares under the program.
     The Company has available unsecured lines of credit for $5,000,000 and $2,500,000 which expire on June 30, 1995. The Company plans to extend this line of credit for an additional year. Negotiations have not commenced at March 31, 1995.
     The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures and working capital needs for the current fiscal year ending June 30, 1995.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibit is included herein:

   EXHIBIT 11-STATEMENT REGARDING PER SHARE EARNINGS

b) No Form 8-K was filed during the quarter ended March 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              IFR SYSTEMS, INC.

DATE: May 8, 1995                    /s/ Alfred H. Hunt, III
      --------------------           ------------------------------
                                     Alfred H. Hunt, III,
                                     President and CEO


DATE: May 8, 1995                    /s/ Bruce C. Bingham
      --------------------           ------------------------------
                                     Bruce C. Bingham,
                                     Principal Financial Officer