Form 10-K
period 1995-06-30
IFR SYSTEMS INC
filed 1995-09-26
CIK 785546

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

(MARK ONE)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED JUNE 30, 1995 OR

  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-14224

                                IFR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                              48-0777904
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation of organization)

        10200 WEST YORK STREET
          WICHITA, KANSAS                                67215
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (316) 522-4981

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                        -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 11, 1995: Common stock, $.01 par value, $60,077,369

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of September 11, 1995: Common stock, $.01 par value, 5,491,219 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's annual report to shareholders for the year ended June 30, 1995 are incorporated by reference into Parts I and II of this Form 10-K.

(2) Portions of the Registrant's proxy statement for the November 10, 1995 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

The exhibit index to this Form 10-K is located on pages 9 through 12.

PART I

ITEM 1.  BUSINESS

     IFR Systems, Inc. ("IFR" or the "Company") is a Delaware corporation with its principal offices in Wichita, Kansas. IFR designs, manufactures, and markets communications, test and measurement, avionics, and fiber optic test instruments. These products are used to test radio products, aircraft avionics systems and optical fiber. IFR has been engaged in this general industry directly, and through a predecessor corporation, in the same general type of business since 1968, and its initial public offering of common stock was made in 1986. IFR's fiber optics test equipment products are manufactured and marketed by its wholly owned subsidiary, Photon Kinetics, Inc. ("PK"). PK is headquartered in Beaverton, Oregon. On June 21, 1995, IFR purchased substantially all of the assets of York Technology, Ltd., a company incorporated in England, and York Technology, Inc., a New Jersey corporation, (collectively "York"), as well as the real estate and building previously leased by York Technology, Ltd. This acquisition was made with a combination of cash and notes. York is a leading manufacturer of fiber optics test equipment and was a competitor of PK. For additional information concerning the terms and accounting for this acquisition, see Note 2 to "Notes to Consolidated Financial Statements" contained on page 17 of IFR's 1995 annual report to shareholders, which is incorporated herein by reference.

     IFR's communications service monitors are used to test and maintain radio products, including pagers, scanners, military comm-transceivers, and cellular, land mobile, marine and citizens band radios. Service monitors test mobile radio equipment for proper frequency transmission, signal modulation and power output. The principal end users of communications service monitors are original equipment manufacturers, service and repair companies, government agencies, and users of mobile radio equipment.

     IFR's portable spectrum analyzers (test and measurement) measure the amplitude of various frequency components in transceivers and other radio frequency devices. IFR targets these products for original equipment manufacturers, service and repair companies, and educational institutions.

     IFR's avionics test instruments consist of portable and stationary precision simulators which duplicate airborne conditions to test the communications, weather radar, and instrument landing and navigational systems installed in aircraft and ground stations. IFR's precision simulators are used to test the avionics electronics systems in commercial, military, and general aviation aircraft. The principal end users of such precision simulators are general aviation service and repair companies, commercial airlines, manufacturing firms, and the federal government.

     IFR's fiber optic test instruments consist of portable and stationary units which are used to test and verify specific parameters of optical fibers. These products are used by telephone companies, installers of voice/data communications networks, cable television operators, utilities, contractors, fiber manufacturers, and the military. IFR also manufactures certain machine parts and purchases electronic components for assembly into finished test instruments.

     IFR is engaged in research and development in order to update and replace products with new models and to develop additional products. Research and development expenditures were $7,892,000, $7,505,000 and $6,107,000 for 1995,
1994, and 1993, respectively. IFR's product development is directed toward identifying and filling niche markets and toward the product markets where IFR believes better growth opportunities exist, as well as providing for periodic introduction of new or enhanced products for all markets served by IFR's products.

     IFR is not engaged in any significant customer-sponsored research and development. IFR owns no significant patents or product licenses and believes these are not significant factors in its business or the test and measurement industry generally. Although IFR believes alternative sources of supply could be developed, certain components are presently available from only one supplier. During the past year, supplies were generally adequate and lead times acceptable.

MARKETING AND COMPETITION

     IFR operates in one dominant industry segment--the electronic test and measurement industry. IFR's product line includes approximately 40 separate product models which are marketed through various channels, including independent distributors, commissioned representatives, and factory-direct sales personnel. Customers include commercial businesses, the military, and certain government agencies throughout the world. General demand for electronics test and measurement products is not considered to be highly seasonal. However, test instruments generally are a capital budget expenditure for commercial and government agency customers, and purchases may be foregone or postponed during periods of economic slump and tight budgets.

     In addition to general economic conditions, economic conditions affecting particular industries may affect demand for IFR's products. Sales of IFR's avionics test products have been adversely affected for the past several years as a result of the financial position of the commercial airlines and the prolonged suspension, for more than five years, of production of light aircraft for the general aviation market by all major manufacturers, including Cessna Aircraft and Beech Aircraft. Congress recently enacted a law reducing the period of products liability exposure on aircraft to 18 years, which is expected to renew manufacturer's interest in production of light aircraft, which would improve market conditions for IFR avionics test instruments. The group of products manufactured by IFR's subsidiaries, PK and York, for fiber optics testing are used primarily in the telecommunications industry, and sales are affected by capital acquisitions budget priorities of telecommunications companies, such as the regional Bell telephone companies.

     IFR has maintained a portion of its business in military contracting. Over the past 5 years the percentage of total revenues from sales to the military have ranged from a high of 21.6% in 1995 to a low of 8.3% in 1992. IFR's only significant military contract during fiscal 1995 and continuing in fiscal 1996 is a contract with the U.S. Army to supply test instruments and instruction manuals for the Single Channel Ground and Airborne Radio System ("SINCGARS"). SINCGARS is a technically sophisticated radio system designed to prevent enemy interception and monitoring of Army field communications. As of June 30, 1995, there remains a backlog of approximately $18 million in orders under the SINCGARS contract. Shipments are expected to total approximately $11 million in fiscal 1996 with the remainder into fiscal 1997. Military contracts generally provide an opportunity to diversify the customer base, but typically involve lower margins than commercial sales to private industry. IFR expects to continue to make military sales on a selective basis but has no present plans to materially increase its military contracting.

     IFR's products are marketed to a diverse customer base and no single product line is a predominant factor in determining revenues and profits. Except for the SINCGARS contract with the U.S. Army, backlog orders are not material because most orders are in smaller quantities or on terms that allow the customer to cancel or delay delivery without significant penalty. IFR typically is able to meet its delivery schedules without maintaining large inventories of completed goods and its customers generally do not require extended payment terms. The ability to fund working capital requirements for inventory and receivables financing is not a material factor affecting competition in the industry.

     IFR competes with numerous companies, foreign and domestic, many of which have greater financial, marketing, and technical resources than IFR. The principal competitors are domestic U.S. companies and competition is based primarily on product quality, technological innovation, and customer service, and IFR believes it is an effective competitor in these areas.

     Financial information concerning export sales is incorporated herein by reference from Note 7 of the "Notes to Consolidated Financial Statements" contained on page 21 of IFR's annual report to shareholders for the year ended June 30, 1995.

EMPLOYEES

     IFR presently employs approximately 780 persons, approximately 600 of whom are employed at the corporate offices and manufacturing plant in Wichita, Kansas, and 120 of whom are employed at Photon Kinetics' offices and manufacturing plant in Beaverton, Oregon. Approximately 50 persons are employed at York Technology's office and manufacturing plant in England and approximately 10 persons are employed at York Technology's office and manufacturing plant in New Jersey. Management believes employee relations are satisfactory. None of IFR's employees is currently represented by any collective bargaining unit.

REGULATION

     IFR is subject to laws and regulations affecting manufacturers and employers generally and to certain Federal Communications Commission regulations that affect equally all suppliers of similar products, and are not considered a material factor in the Company's competitive position. Compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment should not have a material effect upon IFR's capital expenditures, earnings or competitive position.


ITEM 2.  PROPERTIES

     IFR occupies buildings of construction appropriate for electronic assembly. IFR occupies approximately 156,000 square feet on a fifteen acre plant site near Wichita, Kansas, including a pre-engineered metal building containing approximately 80,000 square feet which was constructed in 1989. The plant addition and approximately nine acres of the plant site upon which it is situated are leased, as described more fully in Note 3 of the "Notes to Consolidated Financial Statements" contained on pages 18 and 19 of IFR's annual report to shareholders for the year ended June 30, 1995, incorporated herein by reference. IFR owns a metal building system containing approximately 76,000 square feet and approximately six acres of the Wichita, Kansas plant site.

     IFR also occupies approximately 46,000 square feet of a plant site located in Beaverton, Oregon, which is leased through an operating lease arrangement which expires in December, 1999, and approximately 24,000 square feet of a plant site located in Chandlers Ford, England, which is financed through a bank loan secured by the property, payable over a period of 15 years.

     IFR believes that at June 30, 1995, it is operating significantly below capacity and that its present facilities will be adequate to meet its capacity demand for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     IFR is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of IFR's security holders during the fiscal quarter ended June 30, 1995

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The market information and the approximate number of holders of IFR's common stock required by Item 5 are incorporated herein by reference from "Market Price Data" contained on page 11 of IFR's annual report to shareholders for the year ended June 30, 1995.

     No cash dividends were paid during the fiscal years ended June 30, 1994 and June 30, 1995. IFR's Board of Directors will review the appropriateness of future dividend payments based on IFR's cash requirements and performance.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 is incorporated herein by reference from the "Performance Highlights" contained on page 1 of IFR's annual report to shareholders for the year ended June 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 9 through 11 of the IFR's annual report to shareholders for the year ended June 30, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of IFR, included at pages 12 through 23 in IFR's annual report to shareholders for the year ended June 30, 1995, are incorporated herein by reference:

     Consolidated Balance Sheets as of June 30, 1995 and 1994.

     Consolidated Statements of Income for the years ended June 30, 1995, 1994, and 1993.

     Consolidated Statements of Shareholders' Equity for the years ended June 30, 1995, 1994, and 1993.

     Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994, and 1993.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors

     The supplementary financial information required by Item 8 is incorporated herein by reference from "Quarterly Financial Data" contained on page 9 of IFR's annual report to shareholders for the year ended June 30, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all executive officers of IFR and all positions and offices held by each of them are as follows:

             Name and Age                      Offices Held
             ------------                      ------------
     Alfred H. Hunt, III, 59                   Vice Chairman, President and
                                               Chief Executive Officer

     Bruce C. Bingham, 62                      Treasurer and Chief Financial
                                               Officer

     Each of said officers serves for a term of one year or until his successor has been duly elected by the Board of Directors. There are no family relationships between said officers and/or any director of the Company, and there are no arrangements or understandings between any officer and any other person pursuant to which he was elected as an officer.

     The business experience during the last five years of each of said executive officers of the IFR is as follows:

     Alfred H. Hunt, III has been employed by IFR for more than the past five years. Mr. Hunt became Vice President and General Manager in 1971, a director in 1971, President in 1983, Chief Executive Officer in 1985, and Vice Chairman in 1990.

     Bruce C. Bingham has been employed by IFR for more than the past five years. Mr. Bingham was elected Treasurer in 1988 and he was Controller from 1981 until 1988.

     The other information required by Item 10, concerning directors of IFR, is incorporated herein by reference from "Election of Directors" contained in IFR's proxy statement for the November 10, 1995 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference from "Election of Directors" and "Compensation of Executive Officers" contained in IFR's proxy statement for the November 10, 1995 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference from "Outstanding Shares" and "Election of Directors" contained in IFR's proxy statement for the November 10, 1995 annual meeting of shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference from "Certain Relationships" contained in IFR's proxy statement for the November 10, 1995 annual meeting of shareholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements of IFR, included in IFR's annual report to shareholders for the year ended June 30, 1995, are incorporated by reference in Item 8 of this report:

     Consolidated Balance Sheets as of June 30, 1995 and 1994

     Consolidated Statements of Income for the years ended June 30, 1995, 1994, and 1993

     Consolidated Statements of Shareholders' Equity for the years ended June 30, 1995, 1994, and 1993

     Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994, and 1993

     Notes to Consolidated Financial Statements

     Report of Independent Auditors



     (a)(2) The supplementary financial information included in IFR's annual report to shareholders for the year ended June 30, 1995 under the caption "Quarterly Financial Data" is incorporated by reference in Item 8 of this report. The following financial statement schedules of IFR are included in this report in response to Item 14(d):


     Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) See Exhibit Index

     (b) No Form 8-K was filed during the fourth quarter of the fiscal year ended June 30, 1995.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IFR Systems, Inc.
                                   (Registrant)

Date:  September 25, 1995          By /s/ Alfred H. Hunt, III
                                      -----------------------
                                      Alfred H. Hunt, III
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  September 25, 1995          By /s/ Alfred H. Hunt, III
                                      -----------------------
                                      Alfred H. Hunt, III,
                                      Director, President, and Chief
                                      Executive Officer (Principal Executive
                                      Officer)


Date:  September 25, 1995          By /s/ Ralph R. Whitney, Jr.
                                      -------------------------
                                      Ralph R. Whitney, Jr.,
                                      Chairman of the Board of Directors


Date:  September 25, 1995          By /s/ Wilton W. Cogswell, III
                                      ---------------------------
                                      Wilton W. Cogswell, III,
                                      Director


Date:  September 25, 1995          By /s/ Donald L. Graf
                                      ------------------
                                      Donald L. Graf,
                                      Director


Date:  September 25, 1995          By /s/ Paul E. Reinken
                                      -------------------
                                      Paul E. Reinken,
                                      Director


Date:  September 25, 1995          By /s/ John V. Grose
                                      -----------------
                                      John V. Grose
                                      Director


Date:  September 25, 1995          By /s/ Oscar L. Tang
                                      -----------------
                                      Oscar L. Tang,
                                      Director


Date:  September 25, 1995          By /s/ Bruce C. Bingham
                                      --------------------
                                      Bruce C. Bingham,
                                      Treasurer (Principal Financial and
                                      Accounting Officer)

                                       --

EXHIBIT INDEX

                                                                   Sequentially
Exhibit No.         Description of Exhibit                         Numbered
- -----------         ----------------------                         --------
Page
- ----
     2.1            Acquisition Agreement for York                      *
                    Technology, Inc. dated June 21, 1995.
                    (Incorporated by reference to
                    Exhibit 2.1 to the Company's Form
                    8-K dated July 6, 1995,
                    File No. 0-14224)

     2.2            Acquisition Agreement for York                      *
                    Technology, Ltd. dated June 21, 1995
                    (Incorporated by reference to
                    Exhibit 2.2 to the Company's Form
                    8-K dated July 6, 1995,
                    File No. 0-14224)

     2.3            Building transfer agreement with TKM                *
                    Group Pension Trust Limited dated
                    June 21, 1995. (Incorporated by
                    reference to Exhibit 2.3 to the
                    Company's Form 8-K dated July 6,
                    1995, File No. 0-14224)

     2.4            Supplemental Agreement dated June                   *
                    29, 1995. (Incorporated by reference
                    to Exhibit 2.4 to the Company's Form 8-K dated July 6, 1995, File No. 0-14224)

     3.1            Certificate of Amendment of                         *
                    Certificate of Incorporation of
                    IFR Systems, Inc. (the "Company")
                    dated February 27, 1989.
                    (Incorporated by reference to
                    Exhibit 3.1 to the Company's
                    Annual Report on Form 10-K for
                    the year ended June 30, 1989,
                    File No. 0-14224).

     3.2            Certificate of Amendment of                         *
                    Certificate of Incorporation
                    of the Company dated January 15, 1987.
                    (Incorporated by reference to
                    Exhibit 3.1 to the Company's
                    Annual Report on Form 10-K for
                    the year ended June 30, 1987,
                    File No. 0-14224).

     3.3            Certificate of Incorporation of                     *
                    the Company.  (Incorporated by
                    reference to Exhibit 3.1 to the
                    Company's Registration Statement
                    on Form S-1 filed December 12,
                    1985, Reg. No. 33-2122).

     3.4            By-Laws of the Company.                             *
                    (Incorporated by reference to
                    Exhibit 3.3 to the Company's
                    Annual Report on Form 10-K for
                    the year ended June 30, 1987,
                    File No. 0-14224).

                                                                   Sequentially
Exhibit No.         Description of Exhibit                         Numbered
- -----------         ----------------------                         --------
Page
- ----
     3.5            Amendment to By-Laws of the                         *
                    Company adopted January 26, 1990.
                    (Incorporated by reference to
                    Exhibit 3.5 to the Company's Annual
                    Report on Form 10-K for the year
                    ended June 30, 1990, File No. 0-14224).

     4.1            Specimen certificate representing                   *
                    common stock of the Company.
                    (Incorporated by reference to
                    Exhibit 4.1 to Amendment No. 2 to
                    the Company's Registration
                    Statement on Form S-1 filed
                    January 17, 1986, Reg. No. 33-
                    2122).

     4.2            Article II of the Certificate                       *
                    of Incorporation of the Company,
                    as amended by the Certificate
                    of Amendment of Certificate of
                    Incorporation of the Company
                    dated January 15, 1987.  (Included
                    in Exhibit 3.2).

     4.3            Articles I, III, and VII of the                     *
                    Certificate of Incorporation of
                    the Company.  (Included in
                    Exhibits 3.1 and 3.3).

     4.4            Articles 2, 3, and 5 of                             *
                    the By-Laws of the Company.
                    (Included in Exhibit 3.4).

     4.5            Rights Agreement between the                        *
                    Company and Harris Trust & Savings
                    Bank dated as of February 28, 1989.
                    (Incorporated by reference to
                    Exhibit 4.5 to the Company's
                    Annual Report on Form 10-K for
                    the year ended June 30, 1989,
                    File No. 0-14224).

     4.6            Form of Rights Certificate of the                   *
                    Company.  (Included in Exhibit 4.5).

     4.7            IFR Systems, Inc. 1992 Nonqualified                 *
                    Stock Option Plan (Incorporated by
                    reference to Exhibit 4(a) to the Company's
                    Registration Statement on Form S-8
                    filed January 8, 1993, Reg. No. 33-56862)

     4.8            Form of Option Agreement for IFR Systems,           *
                    Inc. 1992 Nonqualified Stock Option Plan
                    (Incorporated by reference to Exhibit
                    4(b) to the Company's Registration
                    Statement on Form S-8 filed January 8,
                    1993, Reg. No 33-56862)

                                                                   Sequentially
Exhibit No.         Description of Exhibit                         Numbered
- -----------         ----------------------                         --------
Page
- ----
     10.1           Description of Incentive Bonus                      *
                    Plan for Management of
                    the Company.  (Incorporated by
                    reference from page 10 of the 1993
                    Proxy Statement as filed on September
                    8, 1993, File No. 0-14224).

     10.2           Amended Incentive Stock Option                      *
                    Plan of the Company.
                    (Incorporated by reference to
                    Exhibit 10.10 to the Company's
                    Annual Report on Form 10-K for
                    the year ended June 30, 1987,
                    File No. 0-14224).


     10.3           Form of Termination Agreement                       *
                    between the Company and Alfred
                    H. Hunt, III.  (Incorporated by
                    reference to Exhibit 10.3 to
                    the Company's Annual Report on
                    Form 10-K for the year ended
                    June 30, 1989, File No. 0-14224).

     10.4           IFR Systems, Inc. Employees'                        *
                    Profit Sharing Plan.
                    (Incorporated by reference to
                    Exhibit 10.4 to the Company's
                    Annual Report on Form 10-K for the
                    year ended June 30, 1990,
                    File No. 0-14224).

     10.5           Amended and Restated Trust                          *
                    Agreement IFR Systems, Inc.
                    Employees' Profit Sharing Plan.
                    (Incorporated by reference to
                    Exhibit 10.5 to the Company's
                    Annual Report on Form 10-K for the
                    year ended June 30, 1990,
                    File No. 0-14224).

     10.6           Restricted Stock Grant Plan of the                  *
                    Company.  (Incorporated by reference
                    to Exhibit 10.6 to the Company's Annual
                    Report on Form 10-K for the Year ended
                    June 30, 1989, File No. 0-14224)

     10.7           1988 Incentive Stock Option Plan of                 *
                    the Company.  (Incorporated
                    by reference to Exhibit 10.7 to the
                    Company's Annual Report on Form 10-K
                    for the year ended June 30, 1989,
                    File No. 0-14224).

                                                                   Sequentially
Exhibit No.         Description of Exhibit                         Numbered
- -----------         ----------------------                         --------
Page
- ----

     10.8           Form of Indemnity Agreement entered                 *
                    into between the Company and its
                    directors and certain of its officers
                    as of February 27, 1989.  (Incorporated
                    by reference to Exhibit 10.8 to the
                    Company's Annual Report on Form 10-K
                    for the year ended June 30, 1989,
                    File No. 0-14224).

     10.9           Lease between the Company and the City              *
                    of Goddard, Kansas dated as of May 1,
                    1989.  (Incorporated by reference to
                    Exhibit 10.9 to the Company's Annual
                    Report on Form 10-K for the year ended
                    June 30, 1989, File No. 0-14224).

     10.10          Guaranty Agreement between the Company              *
                    and BANK IV Wichita, National Association, dated as of May 1, 1989. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1989, File No. 0-14224).

     10.11          IFR Systems, Inc. Outside Director                  *
                    Compensation, Stock Option, and
                    Retirement Plan.  (Incorporated by
                    reference to Exhibit 10.12 to the
                    Company's Annual Report on Form 10-K
                    for the year ended June 30, 1990,
                    File No. 0-14224).

     11             Statement re: computation of per share
                    earnings.

     13.1           The Company's 1995 Annual Report
                    to Shareholders.

     23.0           Consent of Ernst & Young LLP




* Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



- -----------------------------------------------------------------------------------------------------------------------------
         COL. A                             COL. B                         COL C.                COL. D          COL. E
- -----------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
- -----------------------------------------------------------------------------------------------------------------------------

                                           Balance at
                                            Beginning   Charged to Costs    Charged to Other
     DESCRIPTION                            of Period     and Expenses        Accounts--       Deductions--    Balance at End
                                                                               Describe        Describe (1)      of Year
- -----------------------------------------------------------------------------------------------------------------------------

Year ended June 30,1995:
  Allowance for doubtful accounts
      (deducted in balance sheet from
      accounts receivable)                    $240,722       $280,000             --             $48,341         $472,381

Year ended June 30,1994:
  Allowance for doubtful accounts
      (deducted in balance sheet from
      accounts receivable)                     355,222         85,000             --             199,500          240,722

Year ended June 30,1993:
  Allowance for doubtful accounts
      (deducted in balance sheet from
      accounts receivable)                     335,222         20,000             --                  --          355,222


Note 1: Uncollectible accounts receivable charged off, less recoveries.
