Form 10-K/A
period 1995-09-11
IFR SYSTEMS INC
filed 1995-10-24
CIK 785546

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K/A

                                  Amendment No. 1

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

                                   IFR Systems, Inc.
                                   (Registrant)

Date:  October 24, 1995            By /s/ Alfred H. Hunt, III
                                      -----------------------
                                      Alfred H. Hunt, III
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  October 24, 1995            By /s/ Alfred H. Hunt, III
                                      -----------------------
                                      Alfred H. Hunt, III,
                                      Director, President, and Chief
                                      Executive Officer (Principal Executive
                                      Officer)



Date:  October 24, 1995            By /s/ Bruce C. Bingham
                                      --------------------
                                      Bruce C. Bingham,
                                      Treasurer (Principal Financial and
                                      Accounting Officer)

                                       --

EXHIBIT INDEX

                                                                   Sequentially
Exhibit No.         Description of Exhibit                         Numbered
-----------         ----------------------                         --------
Page
----
     2.1            Acquisition Agreement for York                      *
                    Technology, Inc. dated June 21, 1995.
                    (Incorporated by reference to
                    Exhibit 2.1 to the Company's Form
                    8-K dated July 6, 1995,
                    File No. 0-14224)

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

     3.4            By-Laws of the Company.                             *
                    (Incorporated by reference to
                    Exhibit 3.3 to the Company's
                    Annual Report on Form 10-K for
                    the year ended June 30, 1987,
                    File No. 0-14224).

                                                                   Sequentially
Exhibit No.         Description of Exhibit                         Numbered
-----------         ----------------------                         --------
Page
----
     3.5            Amendment to By-Laws of the                         *
                    Company adopted January 26, 1990.
                    (Incorporated by reference to
                    Exhibit 3.5 to the Company's Annual
                    Report on Form 10-K for the year
                    ended June 30, 1990, File No. 0-14224).

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
                    1993, Reg. No 33-56862)

                                                                   Sequentially
Exhibit No.         Description of Exhibit                         Numbered
-----------         ----------------------                         --------
Page
----
     10.1           Description of Incentive Bonus                      *
                    Plan for Management of
                    the Company.  (Incorporated by
                    reference from page 10 of the 1993
                    Proxy Statement as filed on September
                    8, 1993, File No. 0-14224).

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
                    File No. 0-14224).

                                                                   Sequentially
Exhibit No.         Description of Exhibit                         Numbered
-----------         ----------------------                         --------
Page
----

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

     11             Statement re: computation of per share              *
                    earnings.  (Incorporated by reference to
                    Exhibit 11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 0-14224)

     13.1           The Company's 1995 Annual Report                    *
                    to Shareholders. (Incorporated by reference to Exhibit 13.1 to the Company's Annual
                    Report on Form 10-K for the year ended
                    June 30, 1995, File No. 0-14224)

     23.0           Consent of Ernst & Young LLP                        *
                    (Incorporated by reference to Exhibit 23.0 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995, File No. 0-14224)

     27.0           Financial Data Schedule


* Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.