Form 10-Q
period 1995-09-30
IFR SYSTEMS INC
filed 1995-11-06
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

(Mark One)


     /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

     / /     TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------

                         Commission file number 0-14224

                                IFR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         48-0777904
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

                  10200 WEST YORK STREET, WICHITA, KANSAS 67215
              (Address and zip code of principal executive offices)

                                 (316) 522-4981
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No      .
                                                -----      -----
     There were 5,491,635 shares of common stock, par value $.01 per share, of the Registrant outstanding as of October 31, 1995.

                                IFR SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX



PART I -- FINANCIAL INFORMATION                                       PAGE

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 1995
          and September 30, 1995                                        3

          Condensed Consolidated Statements of Income for the three
          months ended September 30, 1995                               5

          Condensed Consolidated Statements of Cash Flow for the
          three months ended September 30, 1995 and 1994                6

          Notes to Condensed Consolidated Financial Statements          7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8


PART II -- OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K                              9



SIGNATURES                                                             10

PART 1 -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                 SEPTEMBER 30,           JUNE 30,
                                                                     1995                  1995
                                                                 ------------          ------------
                                                                  (UNAUDITED)             (NOTE)
                                                                           (000'S OMITTED)
ASSETS


CURRENT ASSETS

     Cash and cash equivalents                                   $       140           $       662
     Accounts receivable, less $452 and $472
       allowance for doubtful accounts, respectively                  14,276                11,819
     Inventories:
       Finished products                                               8,191                 8,579
       Work in progress                                                8,273                 8,692
       Materials                                                       7,185                 6,790
                                                                 -----------           -----------
                                                                      23,649                24,061

     Prepaid expenses and sundry                                         405                   296
     Deferred income taxes                                               822                   822
                                                                 -----------           -----------
          TOTAL CURRENT ASSETS                                        39,292                37,660


PROPERTY AND EQUIPMENT

     Property and equipment                                           14,092                13,680
     Allowance for depreciation (deduction)                           (6,660)               (6,204)
                                                                 -----------           -----------
                                                                       7,432                 7,476


PROPERTY UNDER CAPITAL LEASE

     Building and machinery                                            3,436                 3,436
     Amortization (deduction)                                         (1,176)               (1,124)
                                                                 -----------           -----------
                                                                       2,260                 2,312

OTHER ASSETS


     Cost in excess of net assets acquired, less
       amortization of $1,394 and $1,271, respectively                 9,723                 9,843
     Patents, trademarks and other intangibles, less
       amortization of $1,275 and $1,202, respectively                   532                   605
     Loan proceeds appropriated for debt service
       and other                                                         611                   506
                                                                 -----------           -----------
                                                                      10,766                10,954
                                                                 -----------           -----------
                                                                 $    59,750           $    58,402
                                                                 -----------           -----------
                                                                 -----------           -----------

Note: The balance at June 30, 1995 has been derived from the audited financial
      Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                                                                 SEPTEMBER 30,           JUNE 30,
                                                                     1995                  1995
                                                                 ------------          ------------
                                                                 (UNAUDITED)              (NOTE)
                                                                           (000'S OMITTED)
LIABILITY AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES

     Short-term bank borrowings (Note 2)                         $     7,970           $     5,545
     Accounts payable                                                  2,512                 3,500
     Accrued compensation and payroll taxes                            2,031                 2,187
     Other liabilities and accrued expenses                            2,277                 2,807
     Current maturity of capital lease obligations                       231                   251
     Current maturity of long-term debt                                   88                    88
     Federal and state income taxes and local taxes                      597                   334
                                                                 -----------           -----------
       TOTAL CURRENT LIABILITIES                                      15,706                14,712


CAPITAL LEASE OBLIGATIONS                                              2,287                 2,346


LONG-TERM DEBT                                                         2,621                 2,635


DEFERRED INCOME TAXES                                                     73                    73


SHAREHOLDERS' EQUITY

     Preferred stock, $.01 par value---authorized
       1,000,000 shares, none issued                                     ---                   ---
     Common Stock, $.01 par value---authorized
       50,000,000 shares, issued 6,177,500 shares                         62                    62
     Additional paid in capital                                        6,172                 6,187
     Cost of common stock in treasury---685,865
       and 689,784 shares, respectively (deduction)                   (5,846)               (5,880)
     Retained earnings                                                38,675                38,267
                                                                 -----------           -----------
                                                                      39,063                38,636
                                                                 -----------           -----------
                                                                 $    59,750           $    58,402
                                                                 -----------           -----------
                                                                 -----------           -----------


See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                 -------------------------------------
                                                                      1995                     1994
                                                                 (000'S OMITTED, EXCEPT PER SHARE DATA)
SALES                                                            $    19,857              $    17,196

COST OF PRODUCTS SOLD                                                 12,783                   11,227
                                                                 -----------              -----------
     GROSS PROFIT                                                      7,074                    5,969


OPERATING EXPENSES
     Selling                                                           2,385                    1,984
     Administrative                                                    1,494                    1,293
     Engineering                                                       2,372                    2,327
                                                                 -----------              -----------
                                                                       6,251                    5,604
                                                                 -----------              -----------
     OPERATING INCOME                                                    823                      365


OTHER INCOME (EXPENSE)                                                  (150)                     (51)
                                                                 -----------              -----------
     INCOME BEFORE INCOME TAXES                                          673                      314


INCOME TAXES                                                             265                      130
                                                                 -----------              -----------
     NET INCOME                                                  $       408              $       184
                                                                 -----------              -----------
                                                                 -----------              -----------

Net Income Per Common Share                                      $      0.07              $      0.03
                                                                 -----------              -----------
                                                                 -----------              -----------

Average Common Shares Outstanding                                      5,490                    5,257
                                                                 -----------              -----------
                                                                 -----------              -----------


See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  1995                 1994
                                                              ------------         ------------
                                                                       (000's OMITTED)
OPERATING ACTIVITIES
    Net income                                                $       408          $       184
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization of property
          and equipment                                               508                  547
        Amortization of intangibles                                   193                  198
        Changes in operating assets and liabilities:
          Accounts receivable                                      (2,457)               1,454
          Inventories                                                 412                  485
          Other current assets                                       (109)                 (44)
          Accounts payable and accrued liabilities                 (1,674)              (1,096)
          Other current liabilities                                   263                 (197)
                                                              -----------          -----------
    NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                                   (2,456)               1,531
INVESTING ACTIVITIES
    Purchases of property and equipment                              (412)                (342)
    Sundry                                                             (5)                   1
                                                              -----------          -----------
    NET CASH USED IN INVESTING ACTIVITIES                            (417)                (341)
FINANCING ACTIVITIES
    Principal payment on capital lease obligations                    (79)                 (57)
    Principal payment on long-term debt                               (14)                  -
    Proceeds from issuance of common stock                             19                    1
    Proceeds from short-term bank borrowings                        6,230                6,770
    Principal payments on short-term bank
      borrowings                                                   (3,805)              (7,960)
                                                              -----------          -----------
    Net Cash Provided by (Used in) Financing
      Activities                                                    2,351               (1,246)
                                                              -----------          -----------
    DECREASE IN CASH AND CASH EQUIVALENTS                            (522)                 (56)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      662                   64
                                                              -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $       140          $         8
                                                              -----------          -----------
                                                              -----------          -----------


See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1995

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

NOTE 2 -- SHORT TERM BANK BORROWINGS

     The Company has unsecured lines of credit with a bank whereby it could borrow in the aggregate up to $10,000,000 at interest rates approximating the prime rate charged by major banks. At September 30, 1995 the Company had unused lines of credit aggregating $2,030,000.

NOTE 3 -- ACQUISITION

     On June 21, 1995, the Company acquired substantially all of the assets of York Technology Limited, a company incorporated in England, and York Technology, Inc., a New Jersey Corporation, as well as the real estate and building previously leased by York Tech Ltd. The acquisition has been accounted for as a purchase. On an unaudited pro forma basis, sales, net income and net income per share for the quarter ended September 30,1994 were $19,464,000, $291,000 and $.06 respectively. This pro forma data presents the consolidated results of operations as if the acquisition had occurred on July 1, 1994, after giving effect to certain adjustments, including amortization of intangibles, increased interest expense and related income tax expense. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would have actually occurred had the acquisition been in effect on the date indicated, or which may occur in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales increased 15 percent in the first quarter ended September 30, 1995 to $19,857,000, up $2,661,000 over the first quarter of the prior year. Sales of fiber optics test equipment and commercial communications service monitors accounted for the increase. The increase in sales of fiber optics test equipment is due primarily to the acquisition of York Technology Companies. Sales to the U.S. Army were down $1,962,000 for the current quarter as compared to the previous year quarter. This was due to unusually strong shipments in the prior year quarter.

     Gross margins increased to 36 percent for the current year quarter as compared to 35 percent in the previous year quarter. This increase is primarily due to a higher mix of fiber optics test equipment sales.

     Operating expenses decreased as a percent of sales from 33 percent for the prior year quarter to 32 percent for the current year quarter. This increase is due in part to higher commission expenses related to the increase in sales and higher administrative expenses related to the acquisition of York Technology Companies.

     The estimated effective income tax rate was 39 percent compared to 41 percent for the prior year quarter. This decrease is due to an increase in the estimated annual pre-tax income relative to the amount of nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used in operations were $2,456,000 for the three month period ended September 30, 1995. This compares to cash flows provided by operations of $1,531,000 in the prior year quarter. This decrease was primarily due to an increase in accounts receivable of $2,180,000 for the current quarter as compared to a decrease of $1,454,000 in the prior year quarter. Funding for the company pension plan of $1,035,000 also contributed to the decrease. Working capital increased from $22,948,000 at June 30, 1995 to $23,586,000 at September 30, 1995.

     The Company has available unsecured lines of credit for $10,000,000 which expire on June 30, 1996. At September 30, 1995, $2,030,000 was outstanding under the lines of credit.

     The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures and working capital needs for the current fiscal year ending June 30, 1996.

PART II -- OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     2.1 Acquisition Agreement for York Technology, Inc. dated June 21, 1995 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated July 6, 1995, File No. 0-14224)

     2.2 Acquisition Agreement for York Technology, Ltd. dated June 21, 1995 (Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated July 6, 1995, File No. 0-14224)

     2.3 Building transfer agreement with TKM Group Pension Trust Limited dated June 21, 1995. (Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K dated July 6, 1995, File No. 0-14224)

     2.4 Supplemental Agreement dated June 29, 1995. (Incorporated by reference to Exhibit 2.4 to the Company's Form 8-K dated July 6, 1995, File No. 0-14224)

    11.0   Statement Re: Computation of Earnings Per Share

    27.0   Financial Data Schedule


     (b) During the quarter for which this report is filed, the Registrant filed a Form 8-K dated June 21, 1995 reporting the acquisition of substantially all of the assets of York Technology Limited, a company incorporated in England, and York Technology, Inc., a New Jersey corporation, as well as the real estate and building previously leased by York Technology Limited. The Registrant subsequently filed a Form 8-K/A, Amendment No. 1 to the Form 8-K described above, which included financial statements of York Technology Limited and pro forma financial statements of the Registrant after giving effect to the acquisition transaction described above.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IFR SYSTEMS, INC.


Date:  October 31, 1995                 /s/ Alfred H. Hunt
       ----------------                 ------------------------------
                                        Alfred H. Hunt, III,
                                        President and CEO
                                        (Duly authorized officer)

                                        /s/ Bruce Bingham
                                        ------------------------------
                                        Bruce C. Bingham,
                                        Chief Financial Officer
                                        and Treasurer
                                        (Principal financial and chief
                                        accounting officer)