Form 10-Q
period 1995-12-31
IFR SYSTEMS INC
filed 1996-02-02
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

(Mark One)

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                     ----------------   -----------------

                         Commission file number 0-14224

                                IFR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            48-0777904
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
                                                ------     ------

     There were 5,477,093 shares of common stock, par value $.01 per share, of the Registrant outstanding as of January 31, 1996.

                                IFR SYSTEMS, INC.
                                   FORM 10 - Q
                                      INDEX



PART I -- FINANCIAL INFORMATION                                       PAGE

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 1995
          and December 31, 1995                                         3

          Condensed Consolidated Statements of Income for the three
          and six months ended December 31, 1995 and 1994               5

          Condensed Consolidated Statements of Cash Flows for the
          six months ended December 31, 1995 and 1994                   6

          Notes to Condensed Consolidated Financial Statements          7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8


PART II -- OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K                              10

SIGNATURES                                                              11

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IFR SYSTEMS, INC.
                     CONDENSED  CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,    JUNE 30,
                                                        1995           1995
                                                     -----------    -----------
                                                     (UNAUDITED)      (NOTE)
ASSETS                                                     (000'S OMITTED)
CURRENT ASSETS
  Cash and cash equivalents                          $       943    $       662
  Accounts receivable, less $451 and $472
    allowance for doubtful accounts, respectively         16,527         11,819
  Inventories:
    Finished products                                      6,791          8,579
    Work in process                                        7,697          8,692
    Materials                                              8,787          6,790
                                                     -----------    -----------
                                                          23,275         24,061

  Prepaid expenses and sundry                                363            296
  Deferred income taxes                                      822            822
                                                     -----------    -----------
    TOTAL CURRENT ASSETS                                  41,930         37,660

PROPERTY AND EQUIPMENT
  Property and equipment                                  14,481         13,680
  Allowances for depreciation (deduction)                 (7,157)        (6,204)
                                                     -----------    -----------
                                                           7,324          7,476

PROPERTY UNDER CAPITAL LEASE
  Building and machinery                                   3,436          3,436
  Amortization (deduction)                                (1,228)        (1,124)
                                                     -----------    -----------
                                                           2,208          2,312

OTHER ASSETS
  Cost in excess of net assets acquired, less
    amortization of $1,542 and $1,271, respectively        9,572          9,843
  Patents, trademarks and other intangibles, less
    amortization of $1,347 and $1,202, respectively          460            605
  Loan proceeds appropriated for debt service
    and other                                                530            506
                                                     -----------    -----------
                                                          10,562         10,954
                                                     -----------    -----------
                                                     $    62,024    $    58,402
                                                     -----------    -----------
                                                     -----------    -----------

Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                     DECEMBER 31,    JUNE 30,
                                                        1995           1995
                                                     -----------    -----------
                                                     (UNAUDITED)      (NOTE)
                                                          (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term bank borrowings (Note 2)                $     7,630    $     5,545
  Accounts payable                                         3,262          3,500
  Accrued compensation and payroll taxes                   2,086          2,187
  Other liabilities and accrued expenses                   2,575          2,807
  Current maturity of capital lease obligations              282            251
  Current maturity of long-term debt                          88             88
  Federal and state income taxes and local taxes           1,131            334
                                                     -----------    -----------
    TOTAL CURRENT LIABILITIES                             17,054         14,712

CAPITAL LEASE OBLIGATIONS                                  2,220          2,346

LONG-TERM DEBT                                             2,602          2,635

DEFERRED INCOME TAXES                                         73             73

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value---authorized
    1,000,000 shares, none issued                            ---            ---
  Common stock, $.01 par value---authorized
    50,000,000 shares, issued 6,177,500 shares                62             62
  Additional paid-in capital                               6,128          6,187
  Cost of common stock in treasury---705,523
    and 689,784 shares, respectively (deduction)          (6,036)        (5,880)
  Cumulative translation adjustment                          (47)           -
  Retained earnings                                       39,968         38,267
                                                     -----------    -----------
                                                          40,075         38,636
                                                     -----------    -----------
                                                     $    62,024    $    58,402
                                                     -----------    -----------
                                                     -----------    -----------


See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                       DECEMBER 31,                  DECEMBER 31,
                                 ------------------------     -------------------------
                                    1995          1994           1995          1994
                                        (000'S OMITTED,  EXCEPT PER SHARE DATA)
SALES                            $  23,507     $   21,220     $   43,364     $   38,416
COST OF PRODUCTS SOLD               14,872         12,957         27,655         24,184
                                 ---------     ----------     ----------     ----------
  GROSS PROFIT                       8,635          8,263         15,709         14,232

OPERATING EXPENSES
  Selling                            2,675          2,567          5,060          4,579
  Administrative                     1,628          1,476          3,122          2,639
  Engineering                        2,101          2,693          4,473          5,121
                                 ---------     ----------     ----------     ----------
                                     6,404          6,736         12,655         12,339
                                 ---------     ----------     ----------     ----------
  OPERATING INCOME                   2,231          1,527          3,054          1,893

OTHER INCOME (EXPENSE)                 (83)           (55)          (233)          (106)
                                 ---------     ----------     ----------     ----------
  INCOME BEFORE INCOME TAXES         2,148          1,472          2,821          1,787

INCOME TAXES                           855            594          1,120            724
                                 ---------     ----------     ----------     ----------
  NET INCOME                     $   1,293     $      878     $    1,701     $    1,063
                                 ---------     ----------     ----------     ----------
                                 ---------     ----------     ----------     ----------

Net Income Per Common Share      $    0.24     $     0.17     $     0.31     $     0.20
                                 ---------     ----------     ----------     ----------
                                 ---------     ----------     ----------     ----------

Average Common Shares
  Outstanding                        5,489          5,268          5,489          5,262
                                 ---------     ----------     ----------     ----------
                                 ---------     ----------     ----------     ----------

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                   DECEMBER 31,
                                                               1995           1994
                                                            ----------     -----------
                                                                 (000'S OMITTED)
OPERATING ACTIVITIES
  Net income                                                $    1,701     $     1,063
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization of property
        and equipment                                            1,057           1,079
      Amortization of intangibles                                  416             396
      Deferred compensation expense                                  -              31
      Changes in operating assets and liabilities:
        Accounts receivable                                     (4,708)          2,626
        Inventories                                                786             (89)
        Other current assets                                       (67)            (54)
        Accounts payable and accrued liabilities                  (571)            142
        Other current liabilities                                  797            (365)
                                                            ----------     -----------
  NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                                    (589)          4,829
INVESTING ACTIVITIES

  Purchases of property and equipment                             (801)           (701)
  Sundry                                                           (24)            (13)
                                                            ----------     -----------
  NET CASH USED IN INVESTING ACTIVITIES                           (825)           (714)
FINANCING ACTIVITIES
  Purchases of capital stock for treasury                         (235)            -
  Principal payment on capital lease obligations                   (95)           (113)
  Principal payment on long-term debt                              (33)            -
  Principal payments on short-term bank
    borrowings                                                  (9,145)        (11,855)
  Proceeds from issuance of common stock                            20              22
  Proceeds from short-term bank borrowings                      11,230           7,850
                                                            ----------     -----------
  NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                                   1,742          (4,096)
    Effect of exchange rate changes on cash                        (47)            -
                                                            ----------     -----------
  INCREASE IN CASH AND CASH EQUIVALENTS                            281              19
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        662              64
                                                            ----------     -----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                 $      943     $        83
                                                            ----------     -----------
                                                            ----------     -----------

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1995

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

NOTE 2 -- SHORT TERM BANK BORROWINGS

     The Company has unsecured lines of credit with a bank whereby it could borrow in the aggregate up to $15,000,000 at interest rates approximating the prime rate charged by major banks. At December 31, 1995 the Company had unused lines of credit aggregating $7,370,000.

NOTE 3 -- ACQUISITION

     On June 21, 1995, the Company acquired substantially all of the assets of York Technology, Ltd., a company incorporated in England, and York Technology, Inc., a New Jersey Corporation, as well as the real estate and building previously leased by York Technology, Ltd. The acquisition has been accounted for as a purchase. On an unaudited pro forma basis, sales, net income and net income per share for the quarter ended December 31,1994 were $22,163,000, $165,000 and $.03 respectively, and for the six months ended December 31,1994 were $41,627,000, $456,000 and $.09 respectively. This pro forma data presents the consolidated results of operations as if the acquisition had occurred on July 1, 1994, after giving effect to certain adjustments, including amortization of intangibles, increased interest expense and related income tax expense. The pro forma results have been provided for comparative purposes only and do not purport to indicate the results of operations which would have actually occurred had the acquisition been in effect on the date indicated, or which may occur in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales for the quarter ended December 31, 1995 increased $2,287,000 or 11 percent compared to the same period in the prior year. This increase was primarily a result of increased sales of commercial communications test equipment and fiber optics test instruments. Sales of government communications test equipment was down $2,326,000 compared to the prior year period. Sales of avionics and test and measurement (spectrum analyzers) equipment remained strong compared to the previous year quarter.

     Gross margin for the current quarter was 37 percent compared to 39 percent for the previous year quarter. This decrease is related to the large order of fiber optics test equipment at much higher margins in the previous year quarter.

     Total operating expenses as a percent of sales decreased five percent from the prior year quarter. Selling expenses as percent of sales decreased one percent from the prior year quarter. Administrative expenses as a percent of sales remained flat compared to prior year quarter. Engineering expenses as a percent of sales decreased four percent compared to the same period of a year ago. This decrease is related to a reduction in development costs at the Fiber Optics Division and the funding of a large research and development contract in the RF Division. This contract is a time and materials contract with sales during the quarter in excess of $400,000.

     The estimated effective income tax rate was unchanged at 40 percent compared to the prior year period.

     Sales for the six months ended December 31, 1995 increased $4,948,000 or 13 percent compared to the same period of the prior year. This increase is primarily a result of higher sales of fiber optics test equipment. Sales to the U.S. Army were down $3,067,000 compared to the year earlier. Sales of avionics, test and measurement (spectrum analyzers) and commercial communications test equipment are all up compared to the prior year.

     Gross margins were 36 percent for the current year compared to 37 percent for the prior year. Operating expenses decreased as a percent of sales three percent compared to the previous year. Selling and administration expenses as a percent of sales remained unchanged while engineering expenses as a percent of sales decreased three percent. This decrease is related to the time and materials contract mentioned earlier.

     For the six month ended period of fiscal 1996 and fiscal 1995, the effective income tax rate was 40 percent and 41 percent, respectively. The decrease in the effective rate is due to an increase in the estimated annual pre-tax income relative to the amount of nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used in operations were $589,000 for the six month period ended December 31, 1995. This compares to cash flows provided by operations of $4,829,000 in the prior year period. This decrease was primarily due to an increase in accounts receivable of $4,708,000 for the six months ended as compared to a decrease of $2,626,000 in the prior year period. The increase in accounts receivable is due to the higher sales during the end of the quarter. Funding for the company pension plan of $1,035,000 also contributed to the decrease. Working capital increased from $22,948,000 at June 30, 1995 to $24,876,000 at December 31, 1995.

     The Board of Directors of the Company has authorized the repurchase of up to 1,000,000 shares of the Company's common stock. As of December 31, 1995, the company had purchased an aggregate of 815,950 shares under the program.

     The Company has available unsecured lines of credit for $15,000,000 which expire on June 30, 1996. At December 31, 1995, $7,630,000 was outstanding under the lines of credit.

     The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures and working capital needs for the current fiscal year ending June 30, 1996.

PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     11.0 Statement Re: Computation of Per Share Earnings

     27.0 Financial Data Schedule


     No form 8-K was filed during the quarter ended December 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  IFR SYSTEMS, INC.


Date:  January 31, 1996                           /s/ Alfred H. Hunt
                                                  ------------------------------
                                                  Alfred H. Hunt, III,
                                                  President and CEO
                                                  (Duly authorized officer)

                                                  /s/ Jeffrey A. Bloomer
                                                  ------------------------------
                                                  Jeffrey A. Bloomer
                                                  Chief Financial Officer
                                                  and Treasurer
                                                  (Principal financial and chief
                                                  accounting officer)