Form 10-Q
period 1996-03-31
IFR SYSTEMS INC
filed 1996-05-06
CIK 785546

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10 - Q

    (Mark One)

        /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1996

                                          OR


         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                            Commission file number 0-14224

                                  IFR SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)

           DELAWARE                                       48-0777904
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

    There were 5,513,984 shares of common stock, par value $.01 per share, of the Registrant outstanding as of April 18, 1996.

                                  IFR SYSTEMS, INC.
                                     FORM 10 - Q
                                        INDEX



PART I -- FINANCIAL INFORMATION                                      PAGE

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 1996
         and June 30, 1995.                                            3

         Condensed Consolidated Statements of Income for the three
         and nine months ended March 31, 1996 and 1995                 5

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended March 31, 1996 and 1995                     6

         Notes to Condensed Consolidated Financial Statements          7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8


PART II -- OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                             10

SIGNATURES                                                            11

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  IFR SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                           MARCH 31,           JUNE 30,
                                                             1996                1995
                                                          -----------        ------------
                                                          (UNAUDITED)           (NOTE)
ASSETS                                                             (000'S OMITTED)
CURRENT ASSETS
    Cash and cash equivalents                             $      416          $      662
    Accounts receivable, less $421 and $472
        allowance for doubtful accounts, respectively         15,243              11,819
    Inventories:
        Finished products                                      7,079               8,579
        Work in process                                        8,664               8,692
        Materials                                              8,197               6,790
                                                          ----------          ----------
                                                              23,940              24,061

    Prepaid expenses and sundry                                  298                 296
    Deferred income taxes                                        822                 822
                                                          ----------          ----------
        TOTAL CURRENT ASSETS                                  40,719              37,660

PROPERTY AND EQUIPMENT
    Property and equipment                                    15,232              13,680
    Allowances for depreciation (deduction)                   (7,654)             (6,204)
                                                          ----------          ----------
                                                               7,578               7,476

PROPERTY UNDER CAPITAL LEASE
    Building and machinery                                     3,436               3,436
    Amortization (deduction)                                  (1,283)             (1,124)
                                                          ----------          ----------
                                                               2,153               2,312

OTHER ASSETS
    Cost in excess of net assets acquired, less
        amortization of $1,676 and $1,271, respectively        9,438               9,843
    Patents, trademarks and other intangibles, less
        amortization of $1,420 and $1,202, respectively          387                 605
    Loan proceeds appropriated for debt service
        and other                                                503                 506
                                                          ----------          ----------
                                                              10,328              10,954
                                                          ----------          ----------
                                                          $   60,778          $   58,402
                                                          ----------          ----------
                                                          ----------          ----------


Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                                                           MARCH 31,            JUNE 30,
                                                             1996                1995
                                                          -----------         -----------
                                                          (UNAUDITED)           (NOTE)
                                                                 (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term bank borrowings (Note 2)                   $    4,890          $    5,545
    Accounts payable                                           2,937               3,500
    Accrued compensation and payroll taxes                     2,685               2,187
    Other liabilities and accrued expenses                     2,607               2,807
    Current maturity of capital lease obligations                264                 251
    Current maturity of long-term debt                         1,926                  88
    Federal and state income taxes and local taxes               881                 334
                                                          ----------          ----------
        TOTAL CURRENT LIABILITIES                             16,190              14,712

CAPITAL LEASE OBLIGATIONS                                      2,165               2,346

LONG-TERM DEBT                                                   651               2,635

DEFERRED INCOME TAXES                                             73                  73

SHAREHOLDERS' EQUITY
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                            ---                 ---
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 6,177,500 shares                62                  62
    Additional paid-in capital                                 6,042               6,187
    Cost of common stock in treasury---674,382
        and 689,784 shares, respectively (deduction)          (5,769)             (5,880)
    Cumulative translation adjustment                            (82)               --
    Retained earnings                                         41,446              38,267
                                                          ----------          ----------
                                                              41,699              38,636
                                                          ----------          ----------
                                                          $   60,778          $   58,402
                                                          ----------          ----------
                                                          ----------          ----------




See notes to condensed consolidated financial statements.

                                  IFR SYSTEMS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                MARCH 31,           MARCH 31,
                                        ------------------------------------------
                                              1996     1995        1996    1995
                                           (000'S OMITTED,  EXCEPT PER SHARE DATA)

SALES                                     $  22,802  $  19,384  $ 66,166  $ 57,800
COST OF PRODUCTS SOLD                        14,144     12,146    41,798    36,330
                                          ---------  ---------  --------  --------
    GROSS PROFIT                              8,658      7,238    24,368    21,470

OPERATING EXPENSES
    Selling                                   2,379      2,236     7,439     6,784
    Administrative                            1,795      1,343     4,917     3,851
    Engineering                               1,915      2,479     6,389     7,600
                                          ---------  ---------  --------  --------
                                              6,089      6,058    18,745    18,235
                                          ---------  ---------  --------  --------
    OPERATING INCOME                          2,569      1,180     5,623     3,235

OTHER INCOME (EXPENSE)                         (106)       (22)     (340)     (290)
                                          ---------  ---------  --------  --------
    INCOME BEFORE INCOME TAXES                2,463      1,158     5,283     2,945

INCOME TAXES                                    984        503     2,104     1,227
                                          ---------  ---------  --------  --------
    NET INCOME                            $   1,479  $     655  $  3,179  $  1,718
                                          ---------  ---------  --------  --------
                                          ---------  ---------  --------  --------

Net Income Per Common Share
    Primary                               $    0.26  $    0.12  $   0.56  $   0.32
                                          ---------  ---------  --------  --------
                                          ---------  ---------  --------  --------
    Fully Diluted                         $    0.26  $    0.12  $   0.56  $   0.31
                                          ---------  ---------  --------  --------
                                          ---------  ---------  --------  --------

Average Common Shares Outstanding:
    Primary                                   5,642      5,479     5,628     5,391
                                          ---------  ---------  --------  --------
                                          ---------  ---------  --------  --------
    Fully Diluted                             5,716      5,693     5,728     5,682
                                          ---------  ---------  --------  --------
                                          ---------  ---------  --------  --------




See notes to condensed consolidated financial statements.

                                  IFR SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                    MARCH 31,
                                                              1996          1995
                                                           ----------    ----------
                                                                (000'S OMITTED)
OPERATING ACTIVITIES
    Net income                                             $    3,179    $    1,718
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization of property
               and equipment                                    1,609         1,609
           Amortization of intangibles                            623           594
           Deferred compensation expense                          -              46
           Changes in operating assets and liabilities:
               Accounts receivable                             (3,424)          799
               Inventories                                        121        (1,616)
               Other current assets                                (2)         (117)
               Accounts payable and accrued liabilities          (265)        1,041
               Other current liabilities                          547          (269)
                                                           ----------    ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,388         3,805
INVESTING ACTIVITIES
    Purchases of property and equipment                        (1,552)         (928)
    Sundry                                                          3           (15)
                                                           ----------    ----------
  NET CASH USED IN INVESTING ACTIVITIES                        (1,549)         (943)
FINANCING ACTIVITIES
    Purchases of capital stock for treasury                      (235)          -
    Principal payment on capital lease obligations               (202)         (172)
    Principal payment on long-term debt                          (112)          (65)
    Principal payments on short-term bank borrowings          (17,525)      (21,630)
    Proceeds from short-term bank borrowings                   16,870        18,835
    Proceeds from exercise of common stock options                201           186
                                                           ----------    ----------
  NET CASH USED IN FINANCING ACTIVITIES                        (1,003)       (2,846)
        Effect of exchange rate changes on cash                   (82)          -
                                                           ----------    ----------
  INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                              (246)           16
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                     662            64
                                                           ----------    ----------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                              $      416    $       80
                                                           ----------    ----------
                                                           ----------    ----------




See notes to condensed consolidated financial statements.

                                  IFR SYSTEMS, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    MARCH 31, 1996

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

NOTE 2 -- SHORT TERM BANK BORROWINGS

    The Company has unsecured lines of credit with a bank whereby it could borrow in the aggregate up to $15,000,000 at interest rates approximating the prime rate charged by major banks. At March 31, 1996 the Company had unused lines of credit aggregating $10,110,000.

NOTE 3 -- ACQUISITION

    On June 21, 1995, the Company acquired substantially all of the assets of York Technology, Ltd., a company incorporated in England, and York Technology, Inc., a New Jersey Corporation, as well as the real estate and building previously leased by York Technology, Ltd. The acquisition has been accounted for as a purchase. On an unaudited pro forma basis, sales, net income and fully diluted net income per share for the quarter ended March 31, 1995 were $21,886,000, $855,000 and $.15, respectively, and for the nine months ended March 31, 1995 were $63,513,000, $1,311,000 and $.23, respectively. This pro forma data presents the consolidated results of operations as if the acquisition had occurred on July 1, 1994, after giving effect to certain adjustments, including amortization of intangibles, increased interest expense and related income tax expense. The pro forma results have been provided for comparative purposes only and do not purport to indicate the results of operations which would have actually occurred had the acquisition been in effect on the date indicated, or which may occur in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales for the quarter ended March 31, 1996 increased $3,418,000, or 18 percent compared to the same period in the prior year. This increase is primarily due to increased sales of commercial communications test equipment and fiber optics test equipment. Sales of government communications test equipment were down $466,000 compared to the prior year period.

    Gross margin for the current quarter was 38 percent compared to 37 percent for the previous year quarter. This increase is related to the higher sales of fiber optics test equipment and increased efficiencies.

    Total operating expenses as a percent of sales decreased four percent from the prior year quarter. Selling expenses decreased one percent as percent of sales and engineering expenses decreased four percent as percent of sales from the prior year quarter. The decrease in engineering is related to the funding of a large research and development contract in the RF Division. This contract is a time and materials contract with sales during the quarter in excess of $500,000. Administrative expenses increased one percent as percent of sales compared to the previous year quarter.

    The estimated effective income tax rate was 40 percent for the current year quarter compared to 43 percent for the prior year quarter.

    Sales for the nine months ended March 31, 1996 increased $8,366,000, or 14 percent compared to the same period of the prior year. This increase is primarily a result of higher sales of fiber optics test equipment and commercial communications test equipment. Sales to the U.S. Army were down $3,196,000 compared to the year earlier. Sales of avionics, test and measurement (spectrum analyzers) are all up compared to the prior year.

    Gross margins were unchanged at 37 percent for both periods. Operating expenses decreased as a percent of sales three percent compared to the previous year. Administrative expenses as a percent of sales remained unchanged. Selling expense as a percent of sales decreased one percent compared to the prior year period. Engineering expenses as a percent of sales decreased 3 percent. This decrease is related to the time and materials contract mentioned earlier.

    For the nine month period of fiscal 1996 and fiscal 1995, the effective income tax rate was 40 percent and 42 percent, respectively. The decrease in the effective rate is due to an increase in the estimated annual pretax income relative to the amount of nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows provided by operations were $2,388,000 for the nine month period ended March 31, 1996, as compared to $3,805,000 in the prior year period. This decrease was primarily due to an increase in accounts receivable of $3,424,000 for the nine months ended as compared to a decrease of $799,000 in the prior year period. The increase in accounts receivable is due to the higher sales during the year. Funding for the company pension plan of $1,035,000 also contributed to the decrease. Working capital increased from $22,948,000 at June 30, 1995 to $24,529,000 at March 31, 1996.

    The Board of Directors of the Company has authorized the repurchase of up to 1,000,000 shares of the Company's common stock. As of March 31, 1996, the Company had purchased an aggregate of 815,950 shares under the program.

    The Company has available unsecured lines of credit for $15,000,000 which expire on June 30, 1996. At March 31, 1996, $10,110,000 was outstanding under the lines of credit.

    The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures and working capital needs for the current fiscal year ending June 30, 1996.

PART II -- OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    11.0 Statement Re: Computation of Per Share Earnings

    27.0 Financial Data Schedule


    No Form 8-K was filed during the quarter ended March  31, 1996.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IFR SYSTEMS, INC.


Date:  April 30, 1996                  /s/ Alfred H. Hunt, III.
       --------------                  ------------------------
                                       Alfred H. Hunt, III
                                       President and CEO
                                       (Duly authorized officer)

                                       /s/ Jeffrey A. Bloomer
                                       ----------------------
                                       Jeffrey A. Bloomer
                                       Chief Financial Officer
                                       and Treasurer
                                       (Principal financial and chief
                                       accounting officer)