Form 10-K
period 1996-06-30
IFR SYSTEMS INC
filed 1996-09-25
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                               Title of each class
                               -------------------
                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                        ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 9, 1996: Common stock, $.01 par value, $70,799,130.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of September 9, 1996: Common stock, $.01 par value, 5,482,449 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's annual report to shareholders for the year ended June 30, 1996 are incorporated by reference into Parts I and II of this Form 10-K.


(2) Portions of the Registrant's proxy statement for the November 7, 1996 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

  The exhibit index to this Form 10-K is located on pages 9 through 11.

PART I

ITEM 1.  BUSINESS

     IFR Systems, Inc. ("IFR" or the "Company") is a Delaware corporation with its principal offices in Wichita, Kansas. IFR designs, manufactures, and markets communications, test and measurement, avionics, and fiber optic test instruments. These products are used to test radio products, aircraft avionics systems and optical fiber. IFR has been engaged in this general industry directly, and through a predecessor corporation, in the same general type of business since 1968, and its initial public offering of common stock was made in 1986. IFR's fiber optics test equipment products are manufactured by its wholly owned subsidiaries, Photon Kinetics, Inc. ("PK") and York Technology, Ltd. ("York")

     IFR's communications service monitors are used to test and maintain radio products, including pagers, scanners, military comm-transceivers, and cellular, land mobile, marine and citizens band radios. Service monitors test mobile radio equipment for proper frequency transmission, signal modulation and power output. The principal end users of communications service monitors are original equipment manufacturers, service and repair companies, government agencies, and users of mobile radio equipment.

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

     IFR is engaged in research and development in order to update and replace products with new models and to develop additional products. Research and development expenditures were $7,374,000, $7,892,000 and $7,505,000 for 1996,
1995, and 1994, respectively. IFR's product development is directed toward identifying and filling niche markets and toward the product markets where IFR believes better growth opportunities exist, as well as providing for periodic introduction of new or enhanced products for all markets served by IFR's products.

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

MARKETING AND COMPETITION
- -------------------------

     IFR operates in one dominant industry segment--the electronic test and measurement industry. IFR's product line includes approximately 40 separate product models which are marketed through agencies throughout the world. General demand for electronics test and measurement products is not considered to be highly seasonal. However, test instruments generally are a capital budget expenditure for commercial and government agency customers, and purchases may be foregone or postponed during periods of economic slump and tight budgets.

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

     IFR has maintained a portion of its business in military contracting. Over the past 5 years the percentage of total revenues from sales to the military have ranged from a high of 21.6% in 1995 to a low of 8.3% in 1992. IFR's only significant military contract during fiscal 1996 and continuing in fiscal 1997 is a contract with the U.S. Army to supply test instruments and instruction manuals for the Single Channel Ground and Airborne Radio System ("SINCGARS"). SINCGARS is a technically sophisticated radio system designed to prevent enemy interception and monitoring of Army field communications. As of June 30, 1996, there remains a backlog of approximately $8.6 million in orders which is expected to ship during fiscal 1997 under the SINCGARS contract. Military contracts generally provide an opportunity to diversify the customer base, but typically involve lower margins than commercial sales to private industry. IFR expects to continue to make military sales on a selective basis but has no present plans to materially increase its military contracting.

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

     Financial information concerning export sales is incorporated herein by reference from Note 7 of the "Notes to Consolidated Financial Statements" contained on page 20 of IFR's annual report to shareholders for the year ended June 30, 1996.


EMPLOYEES
- ---------

     IFR presently employs approximately 800 persons, approximately 620 of whom are employed at the corporate offices and manufacturing plant in Wichita, Kansas, and 107 of whom are employed at Photon Kinetics' offices and manufacturing plant in Beaverton, Oregon. Approximately 65 persons are employed at York Technology's office and manufacturing plant in England and approximately 8 persons are employed at York Technology's office and manufacturing plant in New Jersey. Management believes employee relations are satisfactory. None of IFR's employees are currently represented by any collective bargaining unit.

REGULATION
- ----------
     IFR is subject to laws and regulations affecting manufacturers and employers generally and to certain Federal Communications Commission regulations that affect equally all suppliers of similar products, and are not considered a material factor in the Company's competitive position. Compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment should not have a material effect upon IFR's capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

     IFR occupies facilities appropriate for electronic assembly operations. IFR occupies 156,000 square feet on a fifteen acre plant site near Wichita, Kansas, including a pre-engineered metal building containing 80,000 square feet which was constructed in 1989. The plant addition and approximately nine acres of the plant site upon which it is situated are leased, as described more fully in Note 3 of the "Notes to Consolidated Financial Statements" contained on pages 18 and 19 of IFR's annual report to shareholders for the year ended June 30, 1996, incorporated herein by reference. IFR owns a metal building system containing 76,000 square feet and six acres of the Wichita, Kansas plant site.

     IFR also occupies a 46,000 square feet plant site located in Beaverton, Oregon, which is leased through an operating lease arrangement which expires in December, 1999, a 24,000 square feet plant site located in Chandlers Ford, England, which is financed through a bank loan secured by the property, payable over a period of 15 years and a 4,826 square feet plant site located in Princeton, New Jersey, which is leased through an operating lease arrangement which expires on 6/30/97.

     IFR believes that at June 30, 1996, its present facilities are adequate, with the capability to meet its capacity demand for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     IFR is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of IFR's security holders during the fiscal quarter ended June 30, 1996.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

     The market information and the approximate number of holders of IFR's common stock required by Item 5 are incorporated herein by reference from "Market Price Data" contained on page 11 of IFR's annual report to shareholders for the year ended June 30, 1996.

     No cash dividends were paid during the fiscal years ended June 30, 1996 and June 30, 1995. IFR's Board of Directors will review the appropriateness of future dividend payments based on IFR's cash requirements and performance.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 is incorporated herein by reference from the "Performance Highlights" contained on the inside front cover of IFR's annual report to shareholders for the year ended June 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 9 through 11 of the IFR's annual report to shareholders for the year ended June 30, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of IFR, included at pages 12 through 23 in IFR's annual report to shareholders for the year ended June 30, 1996, are incorporated herein by reference:

     Consolidated Balance Sheets as of June 30, 1996 and 1995.

     Consolidated Statements of Income for the years ended June 30, 1996, 1995, and 1994.

     Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1995, and 1994.

     Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995, and 1994.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors

     The supplementary financial information required by Item 8 is incorporated herein by reference from "Quarterly Financial Data" contained on page 9 of IFR's annual report to shareholders for the year ended June 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all executive officers of IFR and all positions and offices held by each of them are as follows:

             Name and Age              Position
             ------------              --------

      Alfred H. Hunt, III, 60          Vice Chairman, President and
                                       Chief Executive Officer

      Friedel E. Arnold, 59            Vice President and General Manager

      Jeffrey A. Bloomer, 39           Treasurer and Chief Financial Officer

      Iain M. Robertson, 55            President, Photon Kinetics, Inc.
                                       Managing Director, York Technology Ltd.

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

     The business experience during the last five years of each of said executive officers of the IFR is as follows:

     Alfred H. Hunt, III has been President and Chief Executive Officer of IFR since 1983. He became Vice Chairman of IFR in 1990. He was the Vice President and General Manager of IFR from 1971 through 1983.

     Friedel E. Arnold has been the General Manager of IFR since January 1995 and the Vice President since January 1996. During the period 1987 through 1994 he was the President of Dorne and Margolin, an aerospace manufacturing company.

     Jeffrey A. Bloomer has been the Treasurer and Chief Financial Officer of IFR since November, 1995. He held the position of Director of Finance with IFR from 1994 through 1995. During the period 1989 through 1993 he was General Manager of Pawnee Industries, Inc. a plastics manufacturing company.

     Iain M. Robertson has been President of Photon Kinetics, Inc. and Managing Director of York Technology Ltd. since July, 1995. During the period 1992 through 1995 he was a consultant and President of York Ltd. York Ltd. was the parent corporation of York Technology Ltd., prior to the purchase by IFR.

     The other information required by Item 10, concerning directors of IFR, is incorporated herein by reference from "Election of Directors" contained in IFR's proxy statement for the November 7, 1996 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference from "Election of Directors" and "Compensation of Executive Officers" contained in IFR's proxy statement for the November 7, 1996 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference from "Outstanding Shares" and "Election of Directors" contained in IFR's proxy statement for the November 7, 1996 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference from "Certain Relationships" contained in IFR's proxy statement for the November 7, 1996 annual meeting of shareholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements of IFR, included in IFR's annual report to shareholders for the year ended June 30, 1996, are incorporated by reference in Item 8 of this report:

     Consolidated Balance Sheets as of June 30, 1996 and 1995

     Consolidated Statements of Income for the years ended June 30, 1996, 1995, and 1994

     Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1995, and 1994

     Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995, and 1994

     Notes to Consolidated Financial Statements

     Report of Independent Auditors


     (a)(2) The supplementary financial information included in IFR's annual report to shareholders for the year ended June 30, 1996 under the caption "Quarterly Financial Data" is incorporated by reference in Item 8 of this report. The following financial statement schedules of IFR are included in this report in response to Item 14(d):


     Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) See Exhibit Index

     (b) No Form 8-K was filed during the fourth quarter of the fiscal year ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IFR Systems, Inc.
                                          (Registrant)

Date:  September 23, 1996               By /s/ Alfred H. Hunt, III
                                           ------------------------------------
                                           Alfred H. Hunt, III
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  September 23, 1996    By /s/ Alfred H. Hunt, III
                                -------------------------------------------
                                Alfred H. Hunt, III,
                                Director, President, and Chief
                                Executive Officer (Principal Executive Officer)


Date:  September 23, 1996    By /s/ Ralph R. Whitney, Jr.
                                -------------------------------------------
                                Ralph R. Whitney, Jr.,
                                Chairman of the Board of Directors


Date:  September 23, 1996    By /s/ Wilton W. Cogswell, III
                                -------------------------------------------
                                Wilton W. Cogswell, III,
                                Director


Date:  September 23, 1996    By /s/ Donald L. Graf
                                -------------------------------------------
                                Donald L. Graf,
                                Director


Date:  September 23, 1996    By /s/ Paul E. Reinken
                                -------------------------------------------
                                Paul E. Reinken,
                                Director


Date:  September 23, 1996    By /s/ John V. Grose
                                -------------------------------------------
                                John V. Grose
                                Director


Date:  September 23, 1996    By /s/ Oscar L. Tang
                                -------------------------------------------
                                Oscar L. Tang,
                                Director


Date:  September 23, 1996    By /s/ Jeffrey A. Bloomer
                                -------------------------------------------
                                Jeffrey A. Bloomer
                                Treasurer and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

EXHIBIT INDEX

                                                                   Sequentially
Exhibit No.     Description of Exhibit                             Numbered Page
- -----------     ----------------------                             -------------


   3.1         Certificate of Amendment of Certificate of                  *
               Incorporation of IFR Systems, Inc. (the "Company") dated February 27, 1989. (Incorporated by reference to Exhibit 3.1 to the Company's Annual
               Report on Form 10-K for the year ended June 30, 1989, File No. 0-14224).

   3.2         Certificate of Amendment of Certificate of Incorporation    *
               of the Company dated January 15, 1987.
               (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1987, File No. 0-14224).

   3.3 Certificate of Incorporation of the Company. (Incorporated * by reference to Exhibit 3.1 to the company's
               Registration Statement on Form S-1 filed December 12,
               1985, Reg. No. 33-2122).

   3.4         By-Laws of the Company. (Incorporated by reference to       *
               Exhibit 3.3 to the Company's Annual Report on Form
               10-K for the year ended June 30, 1987, File No. 0-
               14224).

   3.5         Amendment to By-Laws of the Company adopted                  *
               January 26, 1990. (Incorporated by reference to
               Exhibit 3.5 to the Company's Annual Report on Form
               10-K for the year ended June 30, 1990, File No. 0-
               14224).

   4.1         Specimen certificate representing common stock of the       *
               Company. (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration
               Statement on Form S-1 filed January 17, 1986, Reg. No
               33-2122).

   4.2         Article II of the Certificate of Incorporation of the       *
               Company, as amended by the Certificate of Amendment of Certificate of Incorporation of the Company dated
               January 15, 1987. (Included in Exhibit 3.2).

   4.3         Articles I, III, and VII of the Certificate of              *
               Incorporation of the Company, (Included in Exhibits
               3.1 and 3.3).

   4.4         Articles 2, 3, and 5 of the By-Laws of the Company.         *
               (Included in Exhibit 3.4).

   4.5         Rights Agreement between the Company and                    *
               Harris Trust & Savings Bank dated as of February 28,
               1989. (Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1989, File No. 0-14224).

   4.6         Form of Rights Certificate of the Company.                  *
               (Included in Exhibit 4.5).

                                                                   Sequentially
Exhibit No.     Description of Exhibit                             Numbered Page
- -----------     ----------------------                             -------------

   4.7         IFR Systems, Inc. 1992 Nonqualified Stock Option            *
               Plan (Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 filed January 8, 1993, Reg. No. 33-56862).

   4.8         Form of Option Agreement for IFR Systems, Inc. 1992         *
               Nonquailified Stock Option Plan (Incorporated by reference to Exhibit 4(b) to the Company's
               Registration Statement on Form S-8 filed January 8,
               1993, Reg. No. 33-56862).

  10.1 Description of Incentive Bonus Plan for Management of the Company. (Incorporated by reference from page 8 of the 1996 Proxy Statement as filed on September 23, 1996, File No. 0-14224).

  10.2         Amended Incentive Stock Option Plan of the Company          *
               (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1987, File No. 0-14224).

  10.3 Form of Termination Agreement between the Company and Alfred H. Hunt, III.

  10.4 Form of Termination Agreement between the Company and Friedel E. Arnold.

  10.5         IFR Systems, Inc. Employees' Profit Sharing Plan            *
               (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-14224).

  10.6         Amended and Restated Trust Agreement IFR Systems, Inc.      *
               Employee's Profit Sharing Plan. (Incorporated by reference to Exhibit 10.5 to the Company's Annual
               Report on Form 10-K for the year ended June 30, 1990,
               File No. 0-14224).

  10.7         Restricted Stock Grant Plan of the Company. (Incorporated   *
               by reference to Exhibit 10.6 to the Company's Annual
               Report on Form 10-K for the Year ended June 30, 1989,
               File No. 0-14224).

  10.8         1988 Incentive Stock Option Plan of the Company.            *
               (Incorporated by reference to Exhibit 10.7 to the company's Annual Report on Form 10-K for the year ended June 30, 1989, File No. 0-14224).

  10.9         1996 Incentive Stock Option Plan of the Company
               (Incorporated by reference from Exhibit A of the 1996 Proxy Statement as filed on September 23, 1996, File No. 0-14224)

                                                                   Sequentially
Exhibit No.     Description of Exhibit                             Numbered Page
- -----------     ----------------------                             -------------

  10.10        Form of Indemnity Agreement entered into between            *
               the Company and its directors and certain of its officers as of February 27, 1989. (Incorporated by reference to Exhibit 10.8 to the Company's Annual
               Report on Form 10-K for the year ended June 30, 1989,
               File No. 0-14224).


  10.11        Lease between the Company and the City of Goddard,          *
               Kansas dated as of May 1, 1989. (Incorporated by reference to Exhibit 10.9 to the Company's Annual
               Report on Form 10-K for the year ended June 30, 1989,
               File No. 0-14224).

  10.12        Guaranty Agreement between the Company and BANK IV          *
               Wichita, National Association, dated as of May 1,
               1989. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1989, File No. 0-14224).

  10.13        IFR Systems, Inc. Outside Director Compensation, Stock      *
               Option, and Retirement Plan. (Incorporated by reference to Exhibit 10.12 to the Company's Annual
               Report on Form 10-K for the year ended June 30, 1990,
               File No. 0-14224).

  11.0         Statement re: computation of per share earnings.

  13.0         The Company's 1996 Annual Report to Shareholders.

  23.0         Consent of Ernst & Young LLP

  27.0         Financial Data Schedule

* Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

- ------------------------------------------------------------------------------------------------------------------------------------
         COL. A                        COL. B                       COL C.                            COL. D                COL. E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
- ------------------------------------------------------------------------------------------------------------------------------------
                                 Balance at Beginning  Charged to Costs   Charged to Other                            Balance at End
    DESCRIPTION                        of Period         and Expenses     Accounts--Describe  Deductions--Describe (1)     of Year
- ------------------------------------------------------------------------------------------------------------------------------------
Year ended June 30,1996:
  Allowance for doubtful accounts
      (deducted in balance sheet from
      accounts receivable)                $472,381          $106,547              --                  $148,004             $430,924

Year ended June 30,1995:
  Allowance for doubtful accounts
      (deducted in balance sheet from
      accounts receivable)                $240,722          $280,000              --                   $48,341             $472,381

Year ended June 30,1994:
  Allowance for doubtful accounts
      (deducted in balance sheet from
      accounts receivable)                 355,222            85,000              --                   199,500              240,722


Note 1: Uncollectible accounts receivable charged off, less recoveries.

                                IFR SYSTEMS, INC.
        EXHIBIT (11.0) - STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE



                                                       1996           1995           1994
                                                    ----------     ----------     ----------
                                                    (000's omitted, except per share data)
PRIMARY:
Average shares outstanding                             5,496          5,314          5,237
Net effect of dilutive stock
    options-based on the treasury
    stock method using average
    market  price                                        155            142            56
                                                  ----------     ----------     ----------
Totals                                                 5,651          5,456         5,293
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
Net Income                                        $    4,761     $    2,251     $     987
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
Per Share Amount                                  $     0.84     $     0.41     $    0.19
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------


FULLY DILUTED:
Average shares outstanding                             5,496          5,314          5,237
Net effect of dilutive stock
    options-based on the treasury
    stock method using the period-
    end market price, if greater
    than average market price                            177            212             56
Assumed conversion of 10%
    convertible notes                                     13            119           153
                                                  ----------     ----------     ----------
Totals                                                 5,686          5,645         5,446
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

Net Income                                        $    4,761     $    2,251     $     987
Add 10% convertible note interest,
    net of federal income tax effect                       7             58            81
                                                  ----------     ----------     ----------
Totals                                            $    4,768     $    2,309     $   1,068
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
Per Share Amount                                  $     0.84     $     0.41     $    0.20
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------


Note: Average shares outstanding used for Net Income Per Share included in the Company's financial statements do not reflect the effect of the stock options granted or convertible notes since their aggregate effect is less than 3%.