Form 10-Q
period 1996-09-30
IFR SYSTEMS INC
filed 1996-10-25
CIK 785546

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10 - Q

     (Mark One)

    /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                          OR


    / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------   ----------------
                            Commission file number 0-14224

                                  IFR SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)

           DELAWARE                                              48-0777904
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

    There were 5,364,363 shares of common stock, par value $.01 per share, of the Registrant outstanding as of October 21, 1996.

                                  IFR SYSTEMS, INC.
                                     FORM 10 - Q
                                        INDEX



PART I -- FINANCIAL INFORMATION                                      PAGE

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30,
         1996 and June 30, 1996                                        3

         Condensed Consolidated Statements of Income for the three
         months ended September 30, 1996 and 1995.                     5

         Condensed Consolidated Statements of Cash Flow for the
         three months ended September 30, 1996 and 1995                6

         Notes to Condensed Consolidated Financial Statements          7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7


PART II -- OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                              9



SIGNATURES                                                            10

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               IFR SYSTEMS, INC.
                     CONDENSED  CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,  JUNE 30,
                                                            1996          1996
                                                         -------------   --------
                                                          (UNAUDITED)     (NOTE)
ASSETS                                                        (000'S OMITTED)
CURRENT ASSETS
  Cash and cash equivalents                                   $   649    $   266
  Accounts receivable, less $418 and $431
    allowance for doubtful accounts, respectively              13,774     16,494
  Inventories:
    Finished products                                           9,658      9,146
    Work in process                                             8,090      7,167
    Materials                                                   7,517      7,513
                                                              -------    -------
                                                               25,265     23,826

 Prepaid expenses and sundry                                      243        150
 Deferred income taxes                                          1,032      1,032
                                                              -------    -------
  TOTAL CURRENT ASSETS                                         40,963     41,768

PROPERTY AND EQUIPMENT
 Property and equipment                                        16,027     15,487
 Allowances for depreciation (deduction)                       (8,609)    (8,115)
                                                              -------    -------
                                                                7,418      7,372

PROPERTY UNDER CAPITAL LEASE
 Building and machinery                                         3,435      3,435
 Amortization (deduction)                                      (1,375)    (1,328)
                                                              -------    -------
                                                                2,060      2,107

OTHER ASSETS
 Cost in excess of net assets acquired, less
  amortization of $1,918 and $1,818, respectively               8,547      8,647
 Patents, trademarks and other intangibles, less
  amortization of $1,579 and $1,492, respectively                 243        315
 Loan proceeds appropriated for debt service
  and other                                                       496        504
                                                              -------    -------
                                                                9,286      9,466
                                                              -------    -------
                                                              $59,727    $60,713
                                                              -------    -------
                                                              -------    -------

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                         SEPTEMBER 30,  JUNE 30,
                                                            1996          1996
                                                         -------------   --------
                                                          (UNAUDITED)     (NOTE)
ASSETS                                                        (000'S OMITTED)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term bank borrowings (Note 2)                         $  2,780   $  3,065
 Accounts payable                                               3,631      3,218
 Accrued compensation and payroll taxes                         3,103      4,207
 Other liabilities and accrued expenses                         1,818      1,566
 Current maturity of capital lease obligations                    224        249
 Current maturity of long-term debt                             1,649      1,649
 Federal and state income taxes and local taxes                 1,246        541
                                                              -------    -------
  TOTAL CURRENT LIABILITIES                                    14,451     14,495

CAPITAL LEASE OBLIGATIONS                                       2,051      2,110

LONG-TERM DEBT                                                    640        645

DEFERRED INCOME TAXES                                              95         95

SHAREHOLDERS' EQUITY
 Preferred stock,  $.01 par value---authorized
  1,000,000 shares, none issued                                  ---        ---
 Common stock,  $.01 par value---authorized
  50,000,000 shares, issued 6,177,500 shares                       62         62
 Additional paid-in capital                                     6,132      6,135
 Cost of common stock in treasury---816,201
  and 654,195 shares, respectively (deduction)                 (7,848)    (5,708)
 Cumulative translation adjustment                                (94)      (149)
 Retained earnings                                             44,238     43,028
                                                              -------    -------
                                                               42,490     43,368
                                                              -------    -------
                                                              $59,727    $60,713
                                                              -------    -------
                                                              -------    -------

See notes to condensed consolidated financial statements.

                                      IFR SYSTEMS, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         --------------------
                                                         1996           1995
                                             (000'S OMITTED,  EXCEPT PER SHARE DATA)
SALES                                                     $23,258      $19,857
COST OF PRODUCTS SOLD                                      14,394       12,783
                                                          -------      -------
    GROSS PROFIT                                            8,864        7,074

OPERATING EXPENSES
    Selling                                                 2,532        2,385
    Administrative                                          1,954        1,494
    Engineering                                             2,371        2,372
                                                          -------      -------
                                                            6,857        6,251
                                                          -------      -------
    OPERATING INCOME                                        2,007          823

OTHER INCOME (EXPENSE)                                         (5)        (150)
                                                          -------      -------
    INCOME BEFORE INCOME TAXES                              2,002          673

INCOME TAXES                                                  792          265
                                                          -------      -------
    NET INCOME                                            $ 1,210      $   408
                                                          -------      -------
                                                          -------      -------
Net Income Per Common Share                               $  0.21      $  0.07
                                                          -------      -------
                                                          -------      -------
Average Common Shares Outstanding                           5,633        5,643
                                                          -------      -------
                                                          -------      -------


See notes to condensed consolidated financial statements.

                                   IFR SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              1996      1995
                                                            -------    ------
                                                              (000'S OMITTED)
OPERATING ACTIVITIES
    Net income                                              $ 1,210   $   408
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization of property
               and equipment                                    541       508
           Amortization of intangibles                          187       193
           Changes in operating assets and liabilities:
               Accounts receivable                            2,720    (2,457)
               Inventories                                   (1,439)      412
               Other current assets                             (93)     (109)
               Accounts payable and accrued liabilities        (439)   (1,674)
               Other current liabilities                        705       263
                                                            -------   -------
    NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                            3,392    (2,456)
INVESTING ACTIVITIES
    Purchases of property and equipment                        (540)     (412)
    Sundry                                                        8        (5)
                                                            -------   -------
   NET CASH USED IN INVESTING ACTIVITIES                       (532)     (417)
FINANCING ACTIVITIES
    Purchases of capital stock for treasury                  (2,157)     --
    Principal payment on capital lease obligations              (84)      (79)
    Principal payment on long-term debt                          (5)      (14)
    Principal payments on short-term bank borrowings         (7,930)   (3,805)
    Proceeds from short-term bank borrowings                  7,645     6,230
    Proceeds from exercise of common stock options               14        19
                                                            -------   -------
    NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                           (2,517)    2,351
        Effect of exchange rate changes on cash                  40      --
                                                            -------   -------
    INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                             383      (522)
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                   266       662
                                                            -------   -------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                               $   649   $   140
                                                            -------   -------
                                                            -------   -------


See notes to condensed consolidated financial statements.

                                  IFR SYSTEMS, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                  SEPTEMBER 30, 1996

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the Consolidated Financial
Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE 2 -- SHORT TERM BANK BORROWINGS

     The Company has unsecured lines of credit with a bank whereby it could borrow in the aggregate up to $15,000,000 at interest rates approximating the prime rate charged by major banks. At September 30, 1996 the Company had unused lines of credit aggregating $12,220,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales increased 17 percent in the first quarter ended September 30, 1996 to $23,258,000, up $3,401,000 over the first quarter of the prior year. This increase is primarily due to increased sales of commercial communications test equipment, avionics test equipment and fiber optics test equipment.
Test and measurement sales remained flat compared to the prior year period while sales of government communications test equipment were down $947,000 from a year ago.

     Gross margins increased to 38 percent for the current year quarter as compared to 36 percent in the previous year quarter. This increase is related to a higher mix of avionics test equipment and fiber optics test equipment.

     Operating expenses decreased as a percent of sales from 31 percent for the prior year quarter to 29 percent for the current quarter. Selling expenses decreased one percent as a percent of sales and engineering expenses decreased two percent as a percent of sales from the prior year quarter. Administrative expenses increased one percent as a percent of sales compared to the prior year quarter.

     Other expenses decreased $145,000, driven primarily by the decrease in interest expense of $122,000 compared to the prior year quarter. This is due to the lower average note payable balance due to the bank.

     The estimated effective income tax rate was 39 percent for both the current and previous year period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations were $3,392,000 for the three month period ended September 30, 1996, this compared to cash flows used in operations of $2,456,000 in the prior year quarter. This increase was primarily due to a decrease in accounts receivable of $2,720,000 for the current quarter compared to an increase of $2,457,000 in the prior year quarter. An increase in inventory in the current quarter of $1,439,000 partially offset this improvement. Working capital decreased from $27,273,000 at June 30, 1996 to $26,512,000 at September 30, 1996.

     The Board of Directors of the Company had previously authorized the repurchase of up to 1,000,000 shares of the Company's common stock. During the quarter ended September 30, 1996 the remaining shares available under the program were exhausted. On September 20, 1996 an additional 500,000 shares were authorized for repurchase by the Board of Directors. No shares have been purchased as of September 30, 1996 under this new authorization.

     The Company has available unsecured lines of credit for $15,000,000 which expire on June 30, 1997. At September 30, 1996, $12,220,000 was outstanding under the lines of credit.

     The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures and working capital needs for the current fiscal year ending June 30, 1997.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    11.0 Statement Re: Computation of Per Share Earnings

    27.0 Financial Data Schedule


    (b)  No Form 8-k was filed during the quarter ended September 30, 1996.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IFR SYSTEMS, INC.


Date:  October 25, 1996                      /s/ Alfred H. Hunt
                                             -------------------------------
                                             Alfred H. Hunt, III,
                                             President and CEO
                                             (Duly authorized officer)

                                             /s/ Jeffrey A. Bloomer
                                             -------------------------------
                                             Jeffrey A. Bloomer,
                                             Chief Financial Officer
                                             and Treasurer
                                             (Principal financial and chief
                                             accounting officer)