Form 10-Q
period 1996-12-31
IFR SYSTEMS INC
filed 1997-01-27
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

(Mark One)


         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ______________

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes __X__   No ____.

     There were 5,416,624 shares of common stock, par value $.01 per share, of the Registrant outstanding as of January 10, 1997.

                                IFR SYSTEMS, INC.
                                   FORM 10 - Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                             PAGE

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 1996
          and December 31, 1996                                               3

          Condensed Consolidated Statements of Income for the three
          and six months ended December 31, 1996 and 1995                     5

          Condensed Consolidated Statements of Cash Flows for the
          six months ended December 31, 1996 and 1995                         6

          Notes to Condensed Consolidated Financial Statements                7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7


PART II -- OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K                                    10

SIGNATURES                                                                    11

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  IFR SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,      JUNE 30,
                                                             1996            1996
                                                         ------------     ----------
                                                          (UNAUDITED)       (NOTE)
                                                                (000'S OMITTED)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                              $      839     $      266
    Accounts receivable, less $435 and $431
        allowance for doubtful accounts, respectively          19,663         16,494
    Inventories:
        Finished products                                       9,472          9,146
        Work in process                                         7,907          7,167
        Materials                                               7,601          7,513
                                                           ----------     ----------
                                                               24,980         23,826

    Prepaid expenses and sundry                                   246            150
    Deferred income taxes                                       1,032          1,032
                                                           ----------     ----------
        TOTAL CURRENT ASSETS                                   46,760         41,768

PROPERTY AND EQUIPMENT
    Property and equipment                                     17,326         15,487
    Allowances for depreciation (deduction)                    (9,405)        (8,115)
                                                           ----------     ----------
                                                                7,921          7,372

PROPERTY UNDER CAPITAL LEASE
    Building and machinery                                      3,220          3,435
    Amortization (deduction)                                   (1,203)        (1,328)
                                                           ----------     ----------
                                                                2,017          2,107

OTHER ASSETS
    Cost in excess of net assets acquired, less
        amortization of $2,066 and $1,818, respectively         8,686          8,647
    Patents, trademarks and other intangibles, less
        amortization of $1,637 and $1,492, respectively           170            315
    Loan proceeds appropriated for debt service
        and other                                                 491            504
                                                           ----------     ----------
                                                                9,347          9,466
                                                           ----------     ----------
                                                           $   66,045     $   60,713
                                                           ----------     ----------
                                                           ----------     ----------

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                         DECEMBER 31,      JUNE 30,
                                                             1996            1996
                                                         ------------     ----------
                                                          (UNAUDITED)       (NOTE)
                                                                (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term bank borrowings (Note 2)                    $    6,855     $    3,065
    Accounts payable                                            3,272          3,218
    Accrued compensation and payroll taxes                      3,817          4,207
    Other liabilities and accrued expenses                      2,682          1,566
    Current maturity of capital lease obligations                 228            249
    Current maturity of long-term debt (Note 3)                    67          1,649
    Federal and state income taxes and local taxes              1,075            541
                                                           ----------     ----------
        TOTAL CURRENT LIABILITIES                              17,996         14,495

CAPITAL LEASE OBLIGATIONS                                       1,993          2,110

LONG-TERM DEBT (NOTE 3)                                           693            645

DEFERRED INCOME TAXES                                              95             95

SHAREHOLDERS' EQUITY
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                             ---            ---
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 6,177,500 shares                 62             62
    Additional paid-in capital                                  6,409          6,135
    Cost of common stock in treasury---761,584
        and 654,195 shares, respectively (deduction)           (7,636)        (5,708)
    Cumulative translation adjustment                             579           (149)
    Retained earnings                                          45,854         43,028
                                                           ----------     ----------
                                                               45,268         43,368
                                                           ----------     ----------
                                                           $   66,045     $   60,713
                                                           ----------     ----------
                                                           ----------     ----------


See notes to condensed consolidated financial statements.

                                  IFR SYSTEMS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                               DECEMBER 31,                  DECEMBER 31,
                                           1996           1995           1996           1995
                                        ---------      ---------      ---------      ---------
                                                 (000'S OMITTED, EXCEPT PER SHARE DATA)
SALES                                   $  26,987      $  23,507      $  50,245      $  43,364
COST OF PRODUCTS SOLD                      16,285         14,872         30,679         27,655
                                        ---------      ---------      ---------      ---------
    GROSS PROFIT                           10,702          8,635         19,566         15,709

OPERATING EXPENSES
    Selling                                 3,275          2,675          5,807          5,060
    Administrative                          2,081          1,628          4,035          3,122
    Engineering                             2,773          2,101          5,144          4,473
                                        ---------      ---------      ---------      ---------
                                            8,129          6,404         14,986         12,655
                                        ---------      ---------      ---------      ---------
    OPERATING INCOME                        2,573          2,231          4,580          3,054

OTHER INCOME (EXPENSE)                         76            (83)            71           (233)
                                        ---------      ---------      ---------      ---------
    INCOME BEFORE INCOME TAXES              2,649          2,148          4,651          2,821

INCOME TAXES                                1,033            855          1,825          1,120
                                        ---------      ---------      ---------      ---------
    NET INCOME                          $   1,616      $   1,293      $   2,826      $   1,701
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------

Net Income Per Common Share             $    0.29      $    0.24      $    0.50      $    0.31
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------
Average Common Shares
    Outstanding                             5,569          5,489          5,602          5,489
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------

See notes to condensed consolidated financial statements.

                                  IFR SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                            1996                1995
                                                         ----------          ----------
                                                                (000'S OMITTED)
OPERATING ACTIVITIES
  Net income                                              $   2,826           $   1,701
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization of property
        and equipment                                         1,189               1,057
      Amortization of intangibles                               393                 416
      Changes in operating assets and liabilities:
        Accounts receivable                                  (3,456)             (4,708)
          Inventories                                        (1,154)                786
          Other current assets                                  (96)                (67)
          Accounts payable and accrued liabilities              780                (571)
          Other current liabilities                             534                 797
                                                          ---------           ---------
  NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                                1,016                (589)
INVESTING ACTIVITIES
  Purchases of property and equipment                        (1,444)               (801)
  Sundry                                                         13                 (24)
                                                          ---------           ---------
  NET CASH USED IN INVESTING ACTIVITIES                      (1,431)               (825)
FINANCING ACTIVITIES
  Purchases of capital stock for treasury                    (3,114)               (235)
  Principal payment on capital lease obligations               (138)                (95)
  Principal payment on long-term debt                          (183)                (33)
  Principal payments on short-term bank borrowings          (12,890)             (9,145)
  Proceeds from short-term bank borrowings                   16,680              11,230
  Proceeds from exercise of common stock options                286                  20
                                                          ---------           ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                     641               1,742
    Effect of exchange rate changes on cash                     347                 (47)
                                                          ---------           ---------
  INCREASE IN CASH AND CASH EQUIVALENTS                         573                 281
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                     266                 662
                                                          ---------           ---------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                               $     839           $     943
                                                          ---------           ---------
                                                          ---------           ---------


See notes to condensed consolidated financial statements.

                               IFR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1996

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE 2 -- SHORT TERM BANK BORROWINGS

     The Company has unsecured lines of credit with a bank whereby it could borrow in the aggregate up to $15,000,000 at interest rates approximating the prime rate charged by major banks. At December 31, 1996, the effective interest rate charged by the bank was 7.75 percent and the Company had unused lines of credit aggregating $8,145,000.

NOTE 3 -- LONG-TERM DEBT

     The Company had a note payable due to York 1995 Limited, related to the acquisition made during June 1995. Final payment was made on December 31, 1996 via 80,000 shares of common stock and cash of $166,000. At December 31, 1996, no balance due is remaining.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales for the quarter ended December 31, 1996 increased $3,480,000, or 15 percent compared to the same period in the prior year. This increase was primarily a result of increased sales of communication test equipment which was up 33 percent over the prior year quarter and avionics test equipment, up 45 percent over the previous year period. Included in the sales of communications test equipment were sales to the U.S. Army of $804,000, an increase of 34 percent as compared to the previous year quarter. Sales of test and measurement (spectrum analyzers) and fiber optics test equipment were essentially flat compared to the prior year quarter.

     Gross margin for the current quarter was 40 percent compared to 37 percent for the previous year quarter. This improvement is related to a more favorable product mix and improved manufacturing efficiencies.

     Total operating expenses as percent of sales increased three percent from the prior year quarter. Selling expenses increased one percent as percent of sales, which was related to higher commissions expense during the period and the addition of sales and marketing personnel. Administrative expenses increased $453,000, or as a percent of sales, from seven percent to eight percent. This increase is related to recruiting costs incurred during the period. Engineering expenses increased as a percent of sales from nine percent to ten percent. The increase in engineering expenses is primarily due to the expansion of the Company's engineering staff.

     Net other income was $76,000 for the quarter compared to net other expense of $83,000 in the prior year quarter. This improvement is related to a favorable foreign currency exchange rate during the period.

     The estimated effective income tax rate was 39 percent as compared to 40 percent in the previous year quarter. The decrease in the rate is related to the anticipated research and development credits for the current year and an increase in the estimated annual pre-tax income relative to the amount of non-deductible goodwill amortization.

     Sales for the six months ended December 31, 1996 increased $6,881,000, or 16% compared to a year ago. Sales of communications test equipment was up 23 percent as compared to the prior year. Sales of avionics test equipment was up 39 percent as compared to the previous year period. Sales of Test and Measurement (spectrum analyzers) equipment were flat compared to the prior year, while Fiber Optics test equipment was up ten percent on a year to year basis.

     Gross margins were 39 percent compared to 36 percent for the prior year. Operating expenses increased as a percent of sales one percent compared to the previous year. Selling and engineering expenses remained unchanged as a percent of sales while administrative expenses as percent of sales increased one percent. This increase is related to higher recruiting costs for the period.

     Net other income was $71,000 for the six month ended period compared to net other expense of $233,000 in the previous year. This improvement is related to reduced interest expense and a favorable foreign currency exchange rate for the year.

     The estimated effective income tax rate was 39 percent for the six month ended period compared to 40 percent in the previous year. The decrease in the effective rate is related to the anticipated research and development credits for the current year and an increase in the estimated annual pre-tax income relative to the amount of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations were $994,000 for the six month period ended December 31, 1996. This compares to cash flows used in operations of $589,000 in the prior year period. This increase is primarily related to an increase in accounts payable and accrued liabilities of $780,000 for the six months ended as compared to a decrease of $571,000 in the prior year period. Working capital increased from $27,273,000 at June 30, 1996 to $28,764,000 at December 31, 1996.

     On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 500,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset stock option exercises from treasury stock and as a utilization of the anticipated excess cash flow during the year. As of December 31, 1996, the company had purchased an aggregate of 63,012 shares under the program.

     The Company has available unsecured lines of credit for $15,000,000 which expire on June 30, 1997. At December 31, 1996, $6,855,000 was outstanding under the lines of credit.

     The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures and working capital needs for the current fiscal year ending June 30, 1997.

PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     11.0 Statement Re: Computation of Per Share Earnings

     27.0 Financial Data Schedule

     No form 8-K was filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IFR SYSTEMS, INC.


Date:  January 27, 1997                 /s/ Alfred H. Hunt, III
       ----------------                 ---------------------------------------
                                        Alfred H. Hunt, III,
                                        President and CEO
                                        (Duly authorized officer)

                                        /s/ Jeffrey A. Bloomer
                                        ---------------------------------------
                                        Jeffrey A. Bloomer
                                        Chief Financial Officer
                                        and Treasurer
                                        (Principal financial and chief
                                        accounting officer)