Form 10-Q
period 1997-03-31
IFR SYSTEMS INC
filed 1997-04-25
CIK 785546

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10 - Q

(Mark One)

               /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

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
                                                 ----     ----

    There were 5,414,710 shares of common stock, par value $.01 per share, of the Registrant outstanding as of April 7, 1997.

                                  IFR SYSTEMS, INC.
                                     FORM 10 - Q
                                        INDEX



PART I -- FINANCIAL INFORMATION                                      PAGE

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1996
         and March 31, 1997                                            3

         Condensed Consolidated Statements of Income for the three
         and nine months ended March 31, 1997 and 1996                 5

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended March 31, 1997 and 1996                     6

         Notes to Condensed Consolidated Financial Statements          7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8


PART II -- OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                             10

SIGNATURES                                                            11

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               IFR SYSTEMS, INC.
                    CONDENSED  CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31,       JUNE 30,
                                                         1997            1996
                                                      ----------       --------
                                                      (UNAUDITED)       (NOTE)
ASSETS                                                      (000'S OMITTED)

CURRENT ASSETS
  Cash and cash equivalents                             $ 3,753        $   266
  Accounts receivable, less $458 and $431
      allowance for doubtful accounts, respectively      18,031         16,494
  Inventories:
      Finished products                                  10,678          9,146
      Work in process                                     7,170          7,167
      Materials                                           6,870          7,513
                                                       --------        --------
                                                         24,718         23,826

  Prepaid expenses and sundry                               294            150
  Deferred income taxes                                   1,032          1,032
                                                       --------        --------
      TOTAL CURRENT ASSETS                               47,828         41,768

PROPERTY AND EQUIPMENT
  Property and equipment                                 18,020         15,487
  Allowances for depreciation (deduction)                (9,928)        (8,115)
                                                       --------        --------
                                                          8,092          7,372

PROPERTY UNDER CAPITAL LEASE
  Building and machinery                                  3,220          3,435
  Amortization (deduction)                               (1,237)        (1,328)
                                                       --------        --------
                                                          1,983          2,107

OTHER ASSETS
  Cost in excess of net assets acquired, less
      amortization of $2,197 and $1,818, respectively     8,437          8,647
  Patents, trademarks and other intangibles, less
      amortization of $1,709 and $1,492, respectively        98            315
  Loan proceeds appropriated for debt service
      and other                                             187            504
                                                       --------        --------
                                                          8,722          9,466
                                                       --------        --------
                                                       $ 66,625        $60,713
                                                       --------        --------
                                                       --------        --------

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                           MARCH 31,   JUNE 30,
                                                             1997        1996
                                                         ----------    --------
                                                         (UNAUDITED)    (NOTE)
                                                            (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term bank borrowings (Note 2)                    $ 4,340       $ 3,065
  Accounts payable                                         3,451         3,218
  Accrued compensation and payroll taxes                   4,907         4,207
  Other liabilities and accrued expenses                   2,319         1,566
  Current maturity of capital lease obligations (Note 3)     175           249
  Current maturity of long-term debt (Note 4)                 32         1,649
  Federal and state income taxes and local taxes             906           541
                                                         -------       -------
      TOTAL CURRENT LIABILITIES                           16,130        14,495

CAPITAL LEASE OBLIGATIONS (NOTE 3)                         3,765         2,110

LONG-TERM DEBT (NOTE 4)                                      653           645

DEFERRED INCOME TAXES                                         95            95

SHAREHOLDERS' EQUITY
  Preferred stock,  $.01 par value---authorized
      1,000,000 shares, none issued                          ---           ---
  Common stock,  $.01 par value---authorized
      50,000,000 shares, issued 6,177,500 shares              62            62
  Additional paid-in capital                               6,233         6,135
  Cost of common stock in treasury---759,390
      and 654,195 shares, respectively (deduction)        (8,011)       (5,708)
  Cumulative translation adjustment                          118          (149)
  Retained earnings                                       47,580        43,028
                                                         -------       -------
                                                          45,982        43,368
                                                         -------       -------
                                                         $66,625       $60,713
                                                         -------       -------
                                                         -------       -------

See notes to condensed consolidated financial statements.

                               IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                           MARCH 31,              MARCH 31,
                               -------------------------------------------------
                                  1997            1996        1997      1996
                                     (000'S OMITTED,  EXCEPT PER SHARE DATA)

SALES                            $ 26,238    $ 22,802     $ 76,483    $ 66,166
COST OF PRODUCTS SOLD              15,305      14,144       45,984      41,798
                                 --------    --------     --------    --------
    GROSS PROFIT                   10,933       8,658       30,499      24,368

OPERATING EXPENSES
    Selling                         2,817       2,379        8,624       7,439
    Administrative                  2,142       1,795        6,177       4,917
    Engineering                     2,938       1,915        8,082       6,389
                                 --------    --------     --------    --------
                                    7,897       6,089       22,883      18,745
                                 --------    --------     --------    --------
    OPERATING INCOME                3,036       2,569        7,616       5,623

OTHER INCOME (EXPENSE)               (128)       (106)         (57)       (340)
                                 --------    --------     --------    --------
    INCOME BEFORE INCOME TAXES      2,908       2,463        7,559       5,283

INCOME TAXES                        1,182         984        3,007       2,104
                                 --------    --------     --------    --------
    NET INCOME                   $  1,726    $  1,479     $  4,552    $  3,179
                                 --------    --------     --------    --------
                                 --------    --------     --------    --------

Net Income Per Common Share      $   0.30    $   0.26     $   0.81    $   0.56
                                 --------    --------     --------    --------
                                 --------    --------     --------    --------
Average Common Shares
    Outstanding                     5,661       5,642        5,647       5,628
                                 --------    --------     --------    --------
                                 --------    --------     --------    --------


See notes to condensed consolidated financial statements.

                               IFR SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                 MARCH 31,
                                                        -------       -------
                                                          1997          1996
                                                             (000'S OMITTED)
OPERATING ACTIVITIES
  Net income                                            $ 4,552       $ 3,179
  Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization of property
             and equipment                                1,720         1,609
         Amortization of intangibles                        597           623
         Changes in operating assets and liabilities:
             Accounts receivable                         (1,824)       (3,424)
             Inventories                                   (892)          121
             Other current assets                          (144)           (2)
             Accounts payable and accrued liabilities     1,686          (265)
             Other current liabilities                      365           547
                                                        -------       -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES               6,060         2,388
INVESTING ACTIVITIES
  Purchases of property and equipment                    (2,240)       (1,552)
  Sundry                                                    317             3
                                                        -------       -------
  NET CASH USED IN INVESTING ACTIVITIES                  (1,923)       (1,549)
FINANCING ACTIVITIES
  Purchases of capital stock for treasury                (4,178)         (235)
  Principal payment on capital lease obligations         (2,359)         (202)
  Principal payment on long-term debt                      (221)         (112)
  Principal payments on short-term bank borrowings      (23,325)      (17,525)
  Proceeds from issuance of Industrial Revenue Bond       3,940           -
  Proceeds from short-term bank borrowings               24,600        16,870
  Proceeds from exercise of common stock options            799           201
                                                        -------       -------
  NET CASH USED BY FINANCING ACTIVITIES                    (744)       (1,003)
      Effect of exchange rate changes on cash                94           (82)
                                                        -------       -------
  INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                          3,487          (246)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                 266           662
                                                        -------       -------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                             $ 3,753       $   416
                                                        -------       -------
                                                        -------       -------

See notes to condensed consolidated financial statements.

                                  IFR SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    MARCH 31, 1997

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE 2 -- SHORT TERM BANK BORROWINGS

    The Company has unsecured lines of credit with a bank whereby it could borrow in the aggregate up to $15,000,000 at interest rates approximating the prime rate charged by major banks. At March 31, 1997, the effective interest rate charged by the bank was 8.00 percent and the Company had unused lines of credit aggregating $10,660,000.

NOTE 3 - CAPITAL LEASE OBLIGATIONS

    On March 26, 1997, the Company completed the transaction for an Industrial Revenue Bond totaling $3,940,000. Proceeds from the Bond were used to pay off the 1989 Bond in the amount of $1,960,000. The remaining funds are contractually restricted and are to be used for the purchase of plant equipment and building improvements.

NOTE 4 -- LONG-TERM DEBT

    The Company had a note payable due to York 1995 Limited, related to the acquisition made during June 1995. Final payment was made on December 31, 1996 via 80,000 shares of common stock and cash of $166,000. At March 31, 1997, no balance due is remaining.

NOTE 5 -- NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The Statement is effective for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. Although the Company has not yet completed its detailed analysis of the Statement, management does not believe application of the Statement will have any significant adverse impact on its current earnings per share amounts.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales for the quarter ended March 31, 1997 increased $3,436,000, or 15 percent compared to the same period in the prior year. This increase was primarily due to increased sales of communication test equipment, which was up 20 percent over the prior year quarter and fiber optics test equipment, up 25 percent over the previous year period. Included in the sales of communications test equipment were sales to the U.S. Army of $3,017,000, an increase of 26 percent as compared to the previous year quarter. Sales of test and measurement equipment (spectrum analyzers) and sales of avionics test equipment were both down as compared to the prior year quarter.

    Gross margin for the current quarter was 42 percent compared to 38 percent for the previous year quarter. The increased sales of fiber optics test equipment and improved manufacturing efficiencies contributed to the improvement.

    Total operating expenses as a percent of sales increased three percent from the prior year quarter. Selling and administrative expenses remained flat as a percent of sales while engineering expenses increased three percent as a percent of sales. The increase in engineering expenses is related to additional employees to support the Company's expanded product development growth plans.

    Net other expense was $128,000 for the quarter compared to $106,000 for the prior year quarter. The Company incurred expenses of $42,000 during the quarter for the early payoff of the 1989 Industrial Revenue Bond issue.

    The estimated effective income tax rate was 41 percent compared to 40 percent in the previous year quarter. The increase in the rate is related to additional state income tax payments made during the current quarter for prior year periods.

    Sales for the nine months ended March 31, 1997 increased $10,317,000, or 16 percent compared to a year ago. Sales of communications test equipment were up 22 percent as compared to the prior year. Sales of avionics test equipment were up 16 percent as compared to the previous year period. Sales of fiber optics test equipment was up 11 percent while sales of test and measurement equipment (spectrum analyzers) were down 24 percent on a year to year comparison.

    Gross margins were 40 percent compared to 37 percent for the prior year. The increased sales of higher margin products and improved manufacturing efficiencies have contributed to this improvement.

    Operating expenses increased as a percent of sales one percent compared to the previous year. Selling and administrative expenses remained unchanged as a percent of sales while engineering expenses as a percent of sales increased one percent. This increase is related to additional employees to support the Company's accelerated product development plan.

    Net other expense was $57,000 for the nine months ended period compared to $340,000 for the prior year period. This improvement is related to reduced interest expense and a favorable foreign currency exchange rate for the year.

    The estimated effective income tax rate was unchanged at 40 percent for both periods.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows provided by operations were $6,060,000 for the nine months ended March 31, 1997. This compares to cash flows provided by operations of $2,388,000 in the prior year period. This increase is related to an increase in accounts payable and accured liabilities of $2,051,000 for the nine months ended as compared to an increase of $282,000 in the prior year period. Working capital increased from $27,273,000 at June 30, 1996 to $31,698,000 at March 31, 1997.

    On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 500,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset stock option exercises from treasury stock and as a utilization of the anticipated excess cash flow during the year. As of March 31, 1997, the Company had purchased an aggregate of 128,884 shares under the program.

    The Company has available unsecured lines of credit for $15,000,000 which expire on June 30, 1997. At March 31, 1997, $4,340,000 was outstanding under the lines of credit.

    The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures and working capital needs for the current fiscal year ending June 30, 1997.

PART II -- OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    11.0 Statement Re: Computation of Per Share Earnings

    27.0 Financial Data Schedule


    No form 8-K was filed during the quarter ended March 31, 1997.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IFR SYSTEMS, INC.


Date:  April 24, 1997               /s/ Alfred H. Hunt, III
                                    ------------------------------
                                    Alfred H. Hunt, III,
                                    President and CEO
                                    (Duly authorized officer)

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