Form 10-K
period 1997-06-30
IFR SYSTEMS INC
filed 1997-09-25
CIK 785546

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K


  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED JUNE 30, 1997 OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 8, 1997: Common stock, $.01 par value, $149,227,076.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of September 8, 1997: Common stock, $.01 par value, 5,453,769 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE:

  (1) Portions of the Registrant's annual report to shareholders for the year ended June 30, 1997 are incorporated by reference into Parts I and II of this Form 10-K.

  (2) Portions of the Registrant's proxy statement for the November 5, 1997 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

  The exhibit index to this Form 10-K is located on pages 9 through 11.

PART I

ITEM 1.  BUSINESS

    IFR Systems, Inc. ("IFR" or the "Company") is a Delaware corporation with its principal offices in Wichita, Kansas. IFR designs, manufactures, and markets communications, test and measurement, avionics, and fiber optic test instruments. These products are used to test radio products, aircraft avionics systems and optical fiber. IFR has been engaged in this general industry directly, and through a predecessor corporation, in the same general type of business since 1968, and its initial public offering of common stock was made in 1986. IFR's fiber optics test equipment products are manufactured by its wholly owned subsidiaries, Photon Kinetics, Inc. ("PK") and York Technology Ltd. ("York")

    IFR's communications service monitors are used to test and maintain radio products, including pagers, scanners, military comm-transceivers, and cellular, land mobile, marine and citizens band radios. Service monitors test mobile radio equipment for proper frequency transmission, signal modulation and power output. The principal end users of communications service monitors are original equipment manufacturers, service and repair companies, government agencies, and users of mobile radio equipment.

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

    IFR is engaged in research and development in order to update and replace products with new models and to develop additional products. Research and development expenditures were $9,990,000, $7,374,000 and $7,892,000 for 1997,
1996, and 1995, respectively. IFR's product development is directed toward identifying and filling niche markets and toward the product markets where IFR believes better growth opportunities exist, as well as providing for periodic introduction of new or enhanced products for all markets served by IFR's products.

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

    IFR has maintained a portion of its business in military contracting. Over the past 5 years the percentage of total revenues from sales to the military have ranged from a high of 21.6% in 1995 to a low of 13.1% in 1994. The Company completed a significant military contract during fiscal 1997 with the U.S. Army to supply test instruments and instruction manuals for the Single Channel Ground and Airborne Radio System ("SINCGARS"). SINCGARS is a technically sophisticated radio system designed to prevent enemy interception and monitoring of Army field communications. Total sales of this contract was approximately $46.9 million and took place over the last six years. Military contracts generally provide an opportunity to diversify the customer base, but typically involve lower margins than commercial sales to private industry. IFR expects to continue to make military sales on a selective basis but has no present plans to materially increase its military contracting.

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

    Financial information concerning export sales is incorporated herein by reference from Note 7 of the "Notes to Consolidated Financial Statements" contained on page 26 of IFR's annual report to shareholders for the year ended June 30, 1997.

EMPLOYEES

    IFR presently employs approximately 800 persons, approximately 610 of whom are employed at the corporate offices and manufacturing plant in Wichita, Kansas, and approximately 119 of whom are employed at Photon Kinetics' offices and manufacturing plant in Beaverton, Oregon. Approximately 65 persons are employed at York Technology's office and manufacturing plant in England and approximately 6 persons are employed at York Technology's office and manufacturing plant in New Jersey. Management believes employee relations are satisfactory. None of IFR's employees are currently represented by any collective bargaining unit.

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

ITEM 2.  PROPERTIES

    IFR occupies facilities appropriate for electronic assembly operations. IFR occupies 156,000 square feet on a fifteen acre plant site near Wichita, Kansas, including a pre-engineered metal building containing 80,000 square feet which was constructed in 1989. The plant addition and approximately nine acres of the plant site upon which it is situated are leased, as described more fully in Note 3 of the "Notes to Consolidated Financial Statements" contained on pages 23 and 24 of IFR's annual report to shareholders for the year ended June 30, 1997, incorporated herein by reference. IFR owns a metal building system containing 76,000 square feet and six acres of the Wichita, Kansas plant site.

    IFR also occupies a 46,000 square feet plant site located in Beaverton, Oregon, which is leased through an operating lease arrangement which expires in December 31, 1999, a 24,000 square feet plant site located in Chandlers Ford, England and a 5,000 square feet plant site located in Princeton, New Jersey, which is leased through an operating lease arrangement which expires on August 31, 1998.

    IFR believes that at June 30, 1997, its present facilities are adequate, with the capability to meet its capacity demand for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    IFR is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of IFR's security holders during the fiscal quarter ended June 30, 1997.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

    The market information and the approximate number of holders of IFR's common stock required by Item 5 are incorporated herein by reference from "Market Price Data" contained on page 16 of IFR's annual report to shareholders for the year ended June 30, 1997.

    No cash dividends were paid during the fiscal years ended June 30, 1997 and June 30, 1996. On August 14, 1997 the Company's Board of Directors authorized a $.05 per share dividend payable on September 12, 1997. The Board of Directors will review the appropriateness of future dividend payments on a quarterly basis, based on IFR's cash requirements and performance.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by Item 6 is incorporated herein by reference from the "Performance Highlights" contained on page 1 of IFR's annual report to shareholders for the year ended June 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by Item 7 is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 14 through 16 of the IFR's annual report to shareholders for the year ended June 30, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of IFR, included at pages
17 through 28 in IFR's annual report to shareholders for the year ended June 30, 1997, are incorporated herein by reference:

    Consolidated Balance Sheets as of June 30, 1997 and 1996.

    Consolidated Statements of Income for the years ended June 30, 1997, 1996, and 1995.

    Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996, and 1995.

    Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996, and 1995.

    Notes to Consolidated Financial Statements.

    Report of Independent Auditors

    The supplementary financial information required by Item 8 is incorporated herein by reference from "Quarterly Financial Data" contained on page 14 of IFR's annual report to shareholders for the year ended June 30, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names and ages of all executive officers of IFR and all positions and offices held by each of them are as follows:

    Name and Age                  Position
    ------------                  ---------

    Alfred H. Hunt, III, 61       Vice Chairman, President and
    Chief Executive Officer

    Friedel E. Arnold, 60         Vice President and General Manager

    Jeffrey A. Bloomer, 40        Treasurer and Chief Financial Officer

    Iain M. Robertson, 56         President, Photon Kinetics, Inc.
                                  Managing Director, York Technology Ltd.

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

    Iain M. Robertson has been President of Photon Kinetics, Inc. and Managing Director of York Technology Ltd. since July 1995. During the period 1992 through 1995 he was a consultant and President of York Ltd. York Ltd. was the parent corporation of York Technology Ltd., prior to the purchase by IFR.

    The other information required by Item 10, concerning directors of IFR, is incorporated herein by reference from "Election of Directors" contained in IFR's proxy statement for the November 5, 1997 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference from "Election of Directors" and "Compensation of Executive Officers" contained in IFR's proxy statement for the November 5, 1997 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference from "Outstanding Shares" and "Election of Directors" contained in IFR's proxy statement for the November 5, 1997 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference from "Certain Relationships" contained in IFR's proxy statement for the November 5, 1997 annual meeting of shareholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) The following financial statements of IFR, included in IFR's annual report to shareholders for the year ended June 30, 1997, are incorporated by reference in Item 8 of this report:

    Consolidated Balance Sheets as of June 30, 1997 and 1996

    Consolidated Statements of Income for the years ended June 30, 1997, 1996, and 1995

    Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996, and 1995

    Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996, and 1995

    Notes to Consolidated Financial Statements

    Report of Independent Auditors


    (a)(2) The supplementary financial information included in IFR's annual report to shareholders for the year ended June 30, 1997 under the caption "Quarterly Financial Data" is incorporated by reference in Item 8 of this report. The following financial statement schedules of IFR are included in this report in response to Item 14(d):


    Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (a)(3) See Exhibit Index

    (b) No Form 8-K was filed during the fourth quarter of the fiscal year ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    IFR Systems, Inc.
      (Registrant)

Date:  September 22, 1997         By /s/ Alfred H. Hunt, III
                                     -------------------------------------
                                     Alfred H. Hunt, III
                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  September 22, 1997         By /s/ Alfred H. Hunt, III
                                     -------------------------------------
                                     Alfred H. Hunt, III,
                                     Director, President, and Chief
                                     Executive Officer (Principal Executive
                                        Officer)


Date:  September 22, 1997         By /s/ Ralph R. Whitney, Jr.
                                     -------------------------------------
                                     Ralph R. Whitney, Jr.,
                                     Chairman of the Board of Directors


Date:  September 22, 1997         By /s/ Wilton W. Cogswell, III
                                     -------------------------------------
                                     Wilton W. Cogswell, III,
                                     Director


Date:  September 22, 1997         By /s/ Donald L. Graf
                                     -------------------------------------
                                     Donald L. Graf,
                                     Director


Date:  September 22, 1997         By /s/ John V. Grose
                                     -------------------------------------
                                     John V. Grose
                                     Director


Date:  September 22, 1997         By /s/ Oscar L. Tang
                                     -------------------------------------
                                     Oscar L. Tang,
                                     Director


Date:  September 22, 1997         By /s/ Jeffrey A. Bloomer
                                     -------------------------------------
                                     Jeffrey A. Bloomer
                                     Treasurer and Chief Financial Officer
                                     (Principal Financial and Accounting
                                         Officer)

EXHIBIT INDEX

                                                                               Sequentially
Exhibit No.   Description of Exhibit                                           Numbered Page
-----------   ----------------------                                           -------------
   3.1        Certificate of Amendment of Certificate of Incorporation              *
              of IFR Systems, Inc. (the "Company") dated February 27,
              1989. (Incorporated by reference to Exhibit 3.1 to the
              Company's Annual Report on Form 10-K for the year
              ended June 30, 1989, File No. 0-14224).

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

   4.3        Articles I, III, and VII of the Certificate of Incorporation          *
              of the Company, (Included in Exhibits 3.1 and 3.3).

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
Exhibit No.   Description of Exhibit                                           Numbered Page
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

  10.1        Description of Incentive Bonus Plan for Management                    *
              of the Company. (Incorporated by reference from page
              8 of the 1996 Proxy Statement as filed on September
              23, 1996, File No. 0-14224).


  10.2        Form of Termination Agreement between the Company                     *
              and Alfred H. Hunt, III.

  10.3        Form of Termination Agreement between the Company                     *
              and Friedel E. Arnold.

  10.4        IFR Systems, Inc. Employees' Profit Sharing Plan                      *
              (Incorporated by reference to Exhibit 10.4 to the Company's
              Annual Report on Form 10-K for the year ended June 30,
              1990, File No. 0-14224).

  10.5        Restricted Stock Grant Plan of the Company. (Incorporated             *
              by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the Year ended June 30, 1989,
              File No. 0-14224).

  10.6        1988 Incentive Stock Option Plan of the Company.                      *
              (Incorporated by reference to Exhibit 10.7 to the
              company's Annual Report on Form 10-K for the year ended
              June 30, 1989, File No. 0-14224).

  10.7        1996 Incentive Stock Option Plan of the Company                       *
              (Incorporated by reference from Exhibit A of the 1996 Proxy
              Statement as filed on September 23, 1996, File No. 0-14224)



                                                                               Sequentially
Exhibit No.   Description of Exhibit                                           Numbered Page
-----------   ----------------------                                           -------------

  10.8        Form of Indemnity Agreement entered into between                      *
              the Company and its directors and certain of its
              officers as of February 27, 1989. (Incorporated by
              reference to Exhibit 10.8 to the Company's Annual
              Report on Form 10-K for the year ended June 30, 1989,
              File No. 0-14224).

  10.9        IFR Systems, Inc. Outside Director Compensation, Stock                *
              Option, and Retirement Plan.  (Incorporated by reference to
              Exhibit 10.12 to the Company's Annual Report on Form 10-K
              for the year ended June 30, 1990, File No. 0-14224).

  10.10 Lease between the Company and the City of Goddard, Kansas dated as of March 15, 1997

  11.0        Statement re: computation of per share earnings

  13.0        The Company's 1997 Annual Report to Shareholders

  21.0        Subsidiaries of the Registrant

  23.0        Consent of Ernst & Young LLP

  27.0        Financial Data Schedule


* Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------------------------------------------
 COL. A                                            COL. B                  COL C.                   COL. D              COL. E
                                                                         ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                 Balance at      Charged to       Charged to                            Balance
                                                  Beginning        Costs       Other Accounts     Deductions--           at End
DESCRIPTION                                       of Period     and Expenses     -- Describe      Describe (1)          of Year
------------------------------------------------------------------------------------------------------------------------------------
Year ended June 30,1997:
  Allowance for doubtful accounts
      (deducted in balance sheet from
      accounts receivable)                         $430,924        $87,293             --              $18,221         $499,996

Year ended June 30,1996:
  Allowance for doubtful accounts
      (deducted in balance sheet from
      accounts receivable)                         $472,381       $106,547             --             $148,004         $430,924

Year ended June 30,1995:
  Allowance for doubtful accounts
      (deducted in balance sheet from
      accounts receivable)                         $240,722       $280,000             --              $48,341         $472,381

