Form 10-Q
period 1997-09-30
IFR SYSTEMS INC
filed 1997-11-04
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

(Mark One)



  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

  / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to  _______________

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  /X/     No  / /.

     There were 5,474,034 shares of common stock, par value $.01 per share, of the Registrant outstanding as of October 10, 1997.

                                IFR SYSTEMS, INC.
                                   FORM 10 - Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                       PAGE

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at September 30,
          1997 and June 30, 1997                                        3

          Condensed Consolidated Statements of Income for the three
          months ended September 30, 1997 and 1996.                     5

          Condensed Consolidated Statements of Cash Flow for the
          three months ended September 30, 1997 and 1996                6

          Notes to Condensed Consolidated Financial Statements          7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7


PART II -- OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K                              9


SIGNATURES                                                            10

PART I -- FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IFR SYSTEMS, INC.
                     CONDENSED  CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,    JUNE 30,
                                                      1997          1997
                                                 -------------    --------
                                                  (UNAUDITED)      (NOTE)
ASSETS                                                (000'S OMITTED)

CURRENT ASSETS
    Cash and cash equivalents                    $       3,335    $  2,379
    Accounts receivable, less $484 and $500
        allowance for doubtful accounts,
        respectively                                    19,444      19,707
    Inventories:
        Finished products                                8,803       8,744
        Work in process                                  6,137       6,517
        Materials                                        7,558       7,144

                                                  ------------    --------
                                                        22,498      22,405

    Prepaid expenses and sundry                            337          99
    Deferred income taxes                                2,191       2,191
                                                  ------------    --------
       TOTAL CURRENT ASSETS                            47,805       46,781

PROPERTY AND EQUIPMENT
    Property and equipment                              18,821      18,231
    Allowances for depreciation (deduction)            (10,628)    (10,053)
                                                  ------------    --------
                                                         8,193       8,178

PROPERTY UNDER CAPITAL LEASE
    Building and machinery                               4,102       3,761
    Allowances for depreciation (deduction)             (1,342)     (1,278)
                                                  ------------    --------
                                                         2,760       2,483

OTHER ASSETS
    Cost in excess of net assets acquired, less
        amortization of $2,456 and $2,329,
        respectively                                     7,978       8,177
    Patents, trademarks and other intangibles,
        less amortization of $1,807 and $1,782,
        respectively                                         -          25
    Other                                                  142         186
                                                  ------------    --------
                                                        8,120       8,388
                                                 ------------    --------
                                                     $ 66,878    $ 65,830
                                                 ============    ========

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                    SEPTEMBER 30,    JUNE 30,
                                                         1997          1997
                                                     ------------    --------
                                                     (UNAUDITED)      (NOTE)
                                                          (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term bank borrowings (Note 2)                     $  45     $  330
    Accounts payable                                        3,451      3,649
    Accrued compensation and payroll taxes                  3,925      5,634
    Other liabilities and accrued expenses                  2,614      2,222
    Current maturity of capital lease obligations             175        175
    Federal and state income taxes and local taxes          2,257      1,256
                                                     ------------    --------
        TOTAL CURRENT LIABILITIES                          12,467     13,266

CAPITAL LEASE OBLIGATIONS                                   3,765      3,765

DEFERRED INCOME TAXES                                         645        645

SHAREHOLDERS' EQUITY
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                         ---       ---
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 6,177,500 shares             62          62
    Additional paid-in capital                              6,338       6,400
    Cost of common stock in treasury---707,466
        and 753,343 shares, respectively (deduction)       (7,561)     (8,040)
    Cumulative translation adjustment                        (114)         58
    Retained earnings                                      51,276      49,674
                                                     ------------    --------
                                                           50,001      48,154
                                                     ------------    --------
                                                        $  66,878  $   65,830
                                                     ============  ==========

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      ----------------------
                                                        1997            1996
                                                      (000'S OMITTED, EXCEPT
                                                          PER SHARE DATA)

SALES                                                $  25,521     $  23,258
COST OF SALES                                           14,584        14,394
                                                      --------     ---------
GROSS PROFIT                                            10,937         8,864

OPERATING EXPENSES
    Selling                                              2,718         2,532
    Administrative                                       1,899         1,954
    Engineering                                          3,141         2,371
                                                      --------     ---------
                                                         7,758         6,857
                                                      --------     ---------
OPERATING INCOME                                         3,179         2,007

OTHER EXPENSE                                               47             5
                                                      --------     ---------

INCOME BEFORE INCOME TAXES                               3,132         2,002

INCOME TAXES                                             1,257           792
                                                      --------     ---------
NET INCOME                                            $  1,875     $   1,210
                                                      ========     =========
NET INCOME PER COMMON SHARE                           $   0.33     $    0.21
                                                      ========     =========

AVERAGE COMMON SHARES OUTSTANDING                        5,708         5,633
                                                      ========     =========






See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1997            1996
                                                      -----------  ---------
                                                         (000'S OMITTED)

OPERATING ACTIVITIES
    Net income                                       $  1,875      $  1,210
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation of property and equipment         657           541
           Amortization of intangibles                    152           187
           Changes in operating assets and liabilities:
               Accounts receivable                        263         2,720
               Inventories                                (93)       (1,439)
               Other current assets                      (238)          (93)
               Accounts payable and
                accrued liabilities                    (1,515)         (439)
               Other current liabilities                1,001           705
                                                       -------       -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES           2,102         3,392
INVESTING ACTIVITIES
    Purchases of property and equipment                (1,006)         (540)
    Sundry                                                 44             8
                                                       -------       -------
    NET CASH USED IN INVESTING ACTIVITIES                (962)         (532)
FINANCING ACTIVITIES
    Purchases of capital stock for treasury               (24)       (2,157)
    Principal payment on capital lease obligations          -           (84)
    Principal payment on long-term debt                     -            (5)
    Principal payments on short-term bank borrowings   (1,435)       (7,930)
    Proceeds from short-term bank borrowings            1,150         7,645
    Proceeds from exercise of common stock options        441            14
    Payment of dividends                                 (273)            -
                                                       -------       -------
    NET CASH USED IN FINANCING ACTIVITIES                (141)       (2,517)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (43)           40
                                                       -------       -------
INCREASE IN CASH AND CASH EQUIVALENTS                     956           383
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,379           266
                                                       -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  3,335        $  649
                                                        =====        =======

See notes to condensed consolidated financial statements.

                               IFR SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1997

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

NOTE 2 -- SHORT TERM BANK BORROWINGS

     The Company has unsecured lines of credit with a bank whereby it could borrow in the aggregate up to $15,000,000 at interest rates approximating the prime rate charged by major banks. At September 30, 1997 the effective interest rate charged by the bank was 7.75 percent and the Company had unused lines of credit aggregating $14,955,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Sales for the first quarter ended September 30, 1997 were $25,521,000 compared to $23,258,000 in the first quarter of the prior year. This represents an increase of 9.7% or $2,263,000 and was primarily due to higher sales of fiber optics test equipment. Sales in test and measurement, avionics test equipment and communication test equipment were essentially unchanged from the prior year quarter.

     Gross margins increased to 42.9% for the current year quarter as compared to 38.1% in the previous year quarter. This increase is due to a higher mix of fiber optics test equipment, completion of the U.S. Army SINCGARS contract in March 1997 and introduction of higher margin commercial communications test equipment.

     Operating expenses increased one percent to 30.4% of sales for the current quarter. Engineering expenses increased two percent in support of the development of new test instruments for the fiber optics and emerging wireless digital telecommunications markets. Administrative expenses decreased one percent as the high recruiting costs incurred in the previous year quarter returned to normal levels. Selling expenses remained unchanged as a percent of sales.

     Other expenses increased $42,000 compared to the prior year quarter as the result of translation losses which were partially offset by higher interest income and lower interest expense.

     The estimated effective income tax rate was approximately 40% for both the current and previous year period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations were $2,102,000 and $3,392,000 for the three months period ended September 30, 1997 and 1996, respectively. The decrease in funds provided was due to a decrease in accounts receivable of $263,000 for the current quarter compared to a decrease of $2,720,000 in the prior year quarter. Also contributing to the decrease in funds provided was a decrease in accounts payable and accrued liabilities of $1,515,000 compared to a decrease of $439,000 in the prior year quarter. Partially offsetting these items was an increase in inventory of $93,000 compared to an increase of $1,439,000 in the prior year quarter and higher net income of $1,875,000 compared to $1,210,000 in the prior year quarter.

     Cash flows used in financing activities were $141,000 and $2,517,000 for the three months period ended September 30, 1997 and 1996, respectively. The decrease in funds used is due primarily to lower discretionary purchases of treasury stock. On August 14, 1997, the Board of Directors authorized a $.05 per share dividend which was paid on September 12, 1997. The Board of Directors will review quarterly the appropriateness of future dividend payments taking into consideration numerous factors including the Company's cash requirements and performance.

     Working capital increased from $33,515,000 at June 30, 1997 to $35,338,000 at September 30, 1997.

     On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 500,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset stock option exercises from treasury stock and as a utilization of the anticipated excess cash flow during the year. As of

September 30, 1997, the Company had purchased an aggregate of 149,000 shares under the program.

     The Company has available unsecured lines of credit for $15,000,000 which expire on June 30, 1998. At September 30, 1997, $45,000 was outstanding under the lines of credit.

     The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures and working capital needs for the current fiscal year ending June 30, 1998.

SAFE HARBOR STATEMENTS

     The statements which are not actual reported financial results or historical facts contained in this Management's Discussions and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve certain risks and uncertainties. These risks and uncertainties include, but are not limited to, product demand and market acceptance, competition and pricing, product development, product mix, capacity and supply constraints, timing of orders and shipments, availability of capital resources, general business and economic conditions, regulatory changes and other risks described in the Company's most recent Form 10-K and Annual Report as of June 30, 1997.

PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     11.0 Statement Re: Computation of Per Share Earnings

     27.0 Financial Data Schedule


     (b)  No Form 8-K was filed during the quarter ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    IFR SYSTEMS, INC.


Date:  October 20, 1997            /s/ Alfred H. Hunt, III,
                                   ------------------------
                                   Alfred H. Hunt, III,
                                   President and CEO
                                   (Duly authorized officer)

                                   /s/ Jeffrey A. Bloomer
                                   ------------------------
                                   Jeffrey A. Bloomer,
                                   Chief Financial Officer
                                   and Treasurer
                                   (Principal financial and chief
                                   accounting officer)