Form 10-Q
period 1997-12-31
IFR SYSTEMS INC
filed 1998-01-30
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

      (Mark One)



    /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR



   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to  _______________

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

     There were 8,225,445 shares of common stock, par value $.01 per share, of the Registrant outstanding as of January 9, 1998.

                                IFR SYSTEMS, INC.
                                   FORM 10 - Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                       PAGE

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 1997
          and December 31, 1997                                         3

          Condensed Consolidated Statements of Income for the three
          and six months ended December 31, 1997 and 1996               5

          Condensed Consolidated Statements of Cash Flows for the
          six months ended December 31, 1997 and 1996                   6

          Notes to Condensed Consolidated Financial Statements          7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

PART II -- OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K                              10

SIGNATURES                                                              11

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                IFR SYSTEMS, INC.
                     CONDENSED  CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31,  JUNE 30,
                                                            1997         1997
                                                        -------------  ---------
                                                          (UNAUDITED)    (NOTE)
ASSETS                                                        (000'S OMITTED)

CURRENT ASSETS
    Cash and cash equivalents                            $  6,761      $  2,379
    Accounts receivable, less $530 and $500
      allowance for doubtful accounts, respectively        19,442        19,707
    Inventories:
      Finished products                                     8,543         8,744
      Work in process                                       7,208         6,517
      Materials                                             7,274         7,144
                                                        ---------     ---------
                                                           23,025        22,405

    Prepaid expenses and sundry                               487            99
    Deferred income taxes                                   2,191         2,191
                                                        ---------     ---------
      TOTAL CURRENT ASSETS                                 51,906        46,781

PROPERTY AND EQUIPMENT
    Property and equipment                                 19,323        18,231
    Allowances for depreciation (deduction)               (11,111)      (10,053)
                                                        ---------     ---------
                                                            8,212         8,178

PROPERTY UNDER CAPITAL LEASE
    Building and machinery                                  4,519         3,761
    Allowances for depreciation (deduction)                (1,423)       (1,278)
                                                        ---------     ---------
                                                            3,096         2,483

OTHER ASSETS
    Cost in excess of net assets acquired, less
      amortization of $2,584 and $2,329, respectively       8,898         8,177
    Patents, trademarks and other intangibles, less
      amortization of $1,807 and $1,782, respectively           -            25
    Other                                                     141           186
                                                        ---------     ---------
                                                            9,039         8,388
                                                        ---------     ---------
                                                         $ 72,253     $  65,830
                                                        ---------     ---------
                                                        ---------     ---------

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                      DECEMBER 31,  JUNE 30,
                                                          1997        1997
                                                      ------------ ---------
                                                      (UNAUDITED)    (NOTE)
                                                         (000'S OMITTED)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term bank borrowings (Note 2)               $    -        $    330
    Accounts payable                                     4,540         3,649
    Accrued compensation and payroll taxes               4,513         5,634
    Other liabilities and accrued expenses               5,081         2,222
    Current maturity of capital lease obligations          175           175
    Federal and state income taxes and local taxes       2,222         1,256
                                                      --------      ---------
        TOTAL CURRENT LIABILITIES                       16,531        13,266

CAPITAL LEASE OBLIGATIONS                                3,765         3,765

DEFERRED INCOME TAXES                                      645           645

SHAREHOLDERS' EQUITY
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                      ---          ---
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 9,266,250
        shares (Note 3)                                     93            62
    Additional paid-in capital                           6,258         6,400
    Cost of common stock in treasury---1,060,805
        and 1,130,014 shares, respectively (deduction)  (8,315)       (8,040)
    Cumulative translation adjustment                       13            58
    Retained earnings                                   53,263        49,674
                                                      --------      ---------
                                                        51,312        48,154
                                                      --------      ---------
                                                     $  72,253     $  65,830
                                                      --------      ---------
                                                      --------      ---------



See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                             DECEMBER 31,              DECEMBER 31,
                                        1997           1996         1997           1996
                                    ------------------------     -----------------------
                                             (000'S OMITTED, EXCEPT PER SHARE DATA)
SALES                               $  27,539      $  26,987      $  53,060     $  50,245
COST OF SALES                          15,316         16,285         29,900        30,679
                                    ---------       --------       --------      --------
GROSS PROFIT                           12,223         10,702         23,160        19,566

OPERATING EXPENSES
    Selling                             3,102          3,275          5,820         5,807
    Administrative                      2,465          2,081          4,364         4,035
    Engineering                         2,921          2,773          6,062         5,144
                                    ---------       --------       --------      --------
                                        8,488          8,129         16,246        14,986
                                    ---------       --------       --------      --------
OPERATING INCOME                        3,735          2,573          6,914         4,580

OTHER INCOME                              105             76             58            71
                                    ---------       --------       --------      --------
INCOME BEFORE INCOME TAXES              3,840          2,649          6,972         4,651

INCOME TAXES                            1,549          1,033          2,806         1,825
                                    ---------       --------       --------      --------
NET INCOME                          $   2,291       $  1,616       $  4,166      $  2,826
                                     ========       ========        =======       =======
NET INCOME PER COMMON SHARE         $    0.28       $   0.20       $   0.51      $   0.35
                                     ========       ========        =======       =======
NET INCOME PER COMMON SHARE
    ASSUMING DILUTION               $    0.26       $   0.19       $   0.48      $   0.34
                                     ========       ========        =======       =======
AVERAGE COMMON SHARES
    OUTSTANDING                         8,228          8,037          8,198         8,113
                                     ========       ========        =======       =======
DILUTIVE COMMON SHARES
    OUTSTANDING                         8,711          8,360          8,632         8,410
                                     ========       ========        =======       =======

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                        DECEMBER 31,
                                                                      1997         1996
                                                                  ---------      ---------
                                                                        (000'S OMITTED)
OPERATING ACTIVITIES
    Net income                                                     $  4,166       $  2,826
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation of property and equipment                     1,211          1,189
           Amortization of intangibles                                  280            393
           Changes in operating assets and liabilities:
               Accounts receivable                                      399         (3,456)
               Inventories                                             (107)        (1,154)
               Other current assets                                    (245)           (96)
               Accounts payable and accrued liabilities                 689            780
               Other current liabilities                                966            534
                                                                  ---------      ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                         7,359          1,016
INVESTING ACTIVITIES
    Purchases of property and equipment                              (1,734)        (1,444)
    Sundry                                                               45             13
                                                                  ---------      ---------
    NET CASH USED IN INVESTING ACTIVITIES                            (1,689)        (1,431)
FINANCING ACTIVITIES
    Purchases of capital stock for treasury                          (1,332)        (3,114)
    Principal payment on capital lease obligations                        -           (138)
    Principal payment on long-term debt                                   -           (183)
    Principal payments on short-term bank borrowings                 (1,480)       (12,890)
    Proceeds from short-term bank borrowings                          1,150         16,680
    Proceeds from exercise of common stock options                      946            286
    Payment of dividends                                               (577)           -
                                                                  ---------      ---------
    NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                 (1,293)           641
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   5            347
                                                                  ---------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                 4,382            573
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,379            266
                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  6,761        $   839
                                                                  ---------      ---------
                                                                  ---------      ---------

See notes to condensed consolidated financial statements.

                               IFR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1997

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

NOTE 2 -- SHORT TERM BANK BORROWINGS

     The Company has unsecured lines of credit with a bank whereby it could borrow in the aggregate up to $15,000,000 at interest rates approximating the prime rate charged by major banks. At December 31, 1997, the effective interest rate charged by the bank was 7.75 percent and the Company had unused lines of credit aggregating $15,000,000.

NOTE 3 -- COMMON STOCK

     On November 7, 1997, the Company's Board of Directors approved a three-for-two stock split to be effected in the form of a 50% stock dividend. The additional stock was distributed on December 5, 1997 to shareholders of record on November 21, 1997. All references to number of shares, share prices and per share amounts have been restated to reflect the stock split.

NOTE 4 -- YORK SENSORS LTD ACQUISITION

     On December 22, 1997, the Company acquired York Sensors Ltd. in Hampshire, U.K. The acquired business is involved in the design and manufacture of distributed temperature sensing (DTS) equipment based on optical time domain reflectometer (OTDR) technology for the electric utility, oil exploration and other industries.

     The Company acquired assets of approximately $930,000 and liabilities of approximately $1,902,000 for a nominal purchase price. This resulted in goodwill of approximately $972,000. The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the effective date of acquisition. The purchase price has been allocated to the assets and liabilities based on their estimated fair values at the date of acquisition.

NOTE 5 -- EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     2ND QUARTER FY98 COMPARED TO 2ND QUARTER FY97

     Sales for the second quarter ended December 31, 1997 were $27,539,000 compared to $26,987,000 in the second quarter of the prior year. This represents an increase of 2.0% or $552,000 and was due to higher sales of fiber optic test equipment and commercial communication test equipment partially offset by lower government communication test equipment and avionics.

     Gross margins increased 4.7% to 44.4% of sales for the current quarter. This increase is due to a higher mix of fiber optics test equipment, completion of the U.S. Army SINCGARS contract in March 1997 and introduction of higher margin commercial communication test equipment.

     Operating expenses increased 0.7% to 30.8% of sales for the current quarter. Administrative expenses increased 1.3% to 9.0% of sales due to increased corporate expenses. Engineering expenses increased 0.3% to 10.6% of sales in support of the development of new test instruments for the fiber optics and emergency wireless digital telecommunications markets. Selling expenses decreased 0.9% to 11.3% of sales due to lower commissions and advertising costs.

     Other income increased by $29,000 for the current quarter due to higher interest income and lower interest expense offset by a lower translation gain.

     The estimated effective income tax rate was 40.3% for the second quarter ended December 31, 1997 and 39.0% for the second quarter of the prior year.

     FY98 YEAR-TO-DATE COMPARED TO FY97 YEAR-TO-DATE

     Sales for the six months ended December 31, 1997 were $53,060,000 compared to $50,245,000 in the previous year. This represents an increase of 5.6% or $2,815,000 and was due to higher sales of fiber optics test equipment and commercial communication test equipment partially offset by lower government communication test equipment and avionics.

     Gross margins increased 4.7% to 43.6% of sales for the six month period. This increase is due to a higher mix of fiber optics test equipment, completion of the U.S. Army SINCGARS contract in March 1997 and introduction of higher margin commercial communication test equipment.

     Operating expenses increased 0.8% to 30.6% of sales for the six month period. Engineering expenses increased 1.2% to 11.4% of sales in support of the development of new test instruments for the fiber optics and emerging wireless digital telecommunications markets. Administrative expenses increased 0.2% to 8.2% of sales. Selling expenses decreased 0.6% to 11.0% of sales due to lower commissions and advertising costs.

     Other income decreased by $13,000 due to a lower translation gain offset by higher interest income and lower interest expense.

     The estimated effective income tax rate was 40.2% for the six months ended December 31, 1997 and 39.2% in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations were $7,359,000 and $1,016,000 for the six month period ended December 31, 1997 and 1996, respectively. The increase in funds provided was due to an increase in accounts receivable of $399,000 for the current period compared to a decrease of $3,456,000 in the prior year. Also contributing to the increase in funds provided was a decrease in inventory of $107,000 for the current period compared to a decrease of $1,154,000 in the prior year. The remaining increase in funds provided results from a higher net income of $4,166,000 in the current period compared to net income of $2,826,000 in the prior year.

     Cash flows used in financing activities was $1,293,000 for the six month period ended December 31, 1997 compared to $641,000 for the six month period ended December 31, 1996. The increase in funds used is due to dividend payments and lower bank borrowings partially offset by lower discretionary purchases of treasury stock. A $.03 per share dividend was authorized by the Board of Directors on November 7, 1997 and was paid on December 5, 1997. A $.03 per share dividend was also paid in the first quarter of this year. The Board of Directors will review quarterly the appropriateness of future dividend payments taking into consideration numerous factors including the Company's cash requirements and performance.

     Working capital increased to $35,375,000 at December 31, 1997 compared to $33,515,000 at June 30, 1997.

     On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset stock option exercises from treasury stock and as a utilization of the anticipated excess cash flow during the year. As of December 31, 1997, the Company had purchased an aggregate of 425,000 shares under the program.

     The Company has available unsecured lines of credit for $15,000,000 which expire on June 30, 1998. At December 31, 1997, there were no borrowings under the lines of credit.

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

PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     11.0  Statement Re: Computation of Per Share Earnings

     27.0  Financial Data Schedule

     No form 8-K was filed during the quarter ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IFR SYSTEMS, INC.


Date:  January 29, 1998                 /s/ Alfred H. Hunt, III
                                        ------------------------
                                        Alfred H. Hunt, III,
                                        President and CEO
                                        (Duly authorized officer)



                                        /s/ Jeffrey A. Bloomer
                                        --------------------------
                                        Jeffrey A. Bloomer
                                        Chief Financial Officer
                                        and Treasurer
                                        (Principal financial and chief
                                        accounting officer)