Form 10-Q
period 1998-03-31
IFR SYSTEMS INC
filed 1998-05-13
CIK 785546

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10 - Q

(Mark One)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

                                         OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________to ______________

                           Commission file number 0-14224

                                 IFR SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

           DELAWARE                                            48-1197645
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

     There were 8,195,948 shares of common stock, par value $.01 per share, of the Registrant outstanding as of April 17, 1998.

                                 IFR SYSTEMS, INC.
                                    FORM 10 - Q
                                       INDEX



PART I -- FINANCIAL INFORMATION                                            PAGE
Item 1.       Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at June 30, 1997
              and March 31, 1998                                             3

              Condensed Consolidated Statements of Income for the three
              and nine months ended March 31, 1998 and 1997                  5

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended March 31, 1998 and 1997                      6

              Notes to Condensed Consolidated Financial Statements           7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10


PART II -- OTHER INFORMATION

Item 6.       Exhibits and reports on Form 8-K                              12

SIGNATURES                                                                  13

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 IFR SYSTEMS, INC.
                       CONDENSED  CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,    JUNE 30,
                                                        1998         1997
                                                     -----------  ----------
                                                     (UNAUDITED)    (NOTE)
ASSETS                                                   (000'S OMITTED)
CURRENT ASSETS
  Cash and cash equivalents                          $       366  $    2,379
  Accounts receivable, less $848 and $500
    allowance for doubtful accounts, respectively         42,567      19,707
  Inventories:
     Finished products                                    20,990       8,744
     Work in process                                      14,254       6,517
     Materials                                            19,599       7,144
                                                     -----------  ----------
                                                          54,843      22,405

  Prepaid expenses and sundry                              1,844          99
  Deferred income taxes                                    2,868       2,191
                                                     -----------  ----------
     TOTAL CURRENT ASSETS                                102,488      46,781

PROPERTY AND EQUIPMENT
  Property and equipment                                  97,802      18,231
  Allowances for depreciation (deduction)                (68,684)    (10,053)
                                                     -----------  ----------
                                                          29,118       8,178

PROPERTY UNDER CAPITAL LEASE
  Building and machinery                                   4,809       3,761
  Allowances for depreciation (deduction)                 (1,514)     (1,278)
                                                     -----------  ----------
                                                           3,295       2,483

OTHER ASSETS
  Cost in excess of net assets acquired and other
    intangibles, less amortization of $5,180 and
    $4,111, respectively                                  43,773       8,202
  Developed technology, less amortization
    of $156 and $0, respectively                          18,644         -
  Other                                                    3,641         186
                                                     -----------  ----------
                                                          66,058       8,388
                                                     -----------  ----------
                                                     $   200,959  $   65,830
                                                     -----------  ----------
                                                     -----------  ----------

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                      MARCH 31,    JUNE 30,
                                                        1998         1997
                                                     -----------  ----------
                                                     (UNAUDITED)    (NOTE)
                                                         (000's OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term bank borrowings (Note 2)                $     9,000  $      330
  Accounts payable                                        14,248       3,649
  Accrued compensation and payroll taxes                   7,339       5,634
  Other liabilities and accrued expenses                  19,255       2,222
  Current maturity of capital lease obligations              175         175
  Current maturity of long-term debt (Note 2)              1,750         -
  Federal and state income taxes and local taxes           1,903       1,256
                                                     -----------  ----------
     TOTAL CURRENT LIABILITIES                            53,670      13,266

CAPITAL LEASE OBLIGATIONS                                  3,765       3,765

LONG-TERM DEBT (NOTE 2)                                   98,250         -

DEFERRED INCOME TAXES                                     11,305         645

SHAREHOLDERS' EQUITY
  Preferred stock,  $.01 par value---authorized
    1,000,000 shares, none issued                            -           -
  Common stock,  $.01 par value---authorized
    50,000,000 shares, issued 9,266,250 shares                93          62
  Additional paid-in capital                               6,183       6,400
  Cost of common stock in treasury---1,075,813
    and 1,130,014 shares, respectively (deduction)        (8,764)     (8,040)
  Cumulative translation adjustment                          178          58
  Retained earnings                                       36,279      49,674
                                                     -----------  ----------
                                                          33,969      48,154
                                                     -----------  ----------
                                                     $   200,959  $   65,830
                                                     -----------  ----------
                                                     -----------  ----------


See notes to condensed consolidated financial statements.

                                 IFR SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)


                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           MARCH 31,                MARCH 31,
                                                   ---------------------------------------------------
                                                          1998         1997        1998         1997
                                                           (000'S OMITTED,  EXCEPT PER SHARE DATA)
SALES                                                $  45,778     $ 26,238   $  98,838     $ 76,483
COST OF SALES (NOTE 5)                                  31,252       15,305      61,152       45,984
                                                     ---------     --------   ---------     --------
GROSS PROFIT                                            14,526       10,933      37,686       30,499

OPERATING EXPENSES
  Selling                                                6,099        2,817      11,919        8,624
  Administrative                                         3,478        2,142       7,842        6,177
  Acquired R&D (Note 5)                                 15,700          -        15,700         -
  Engineering                                            5,040        2,938      11,102        8,082
                                                     ---------     --------   ---------     --------
                                                        30,317        7,897      46,563       22,883
                                                     ---------     --------   ---------     --------
OPERATING INCOME (LOSS)                                (15,791)       3,036      (8,877)       7,616

OTHER EXPENSE                                            1,350          128       1,292           57
                                                     ---------     --------   ---------     --------

INCOME (LOSS) BEFORE INCOME TAXES                      (17,141)       2,908     (10,169)       7,559

INCOME TAXES (BENEFIT)                                    (157)       1,182       2,649        3,007
                                                     ---------     --------   ---------     --------

NET INCOME (LOSS)                                    $ (16,984)    $  1,726   $ (12,818)    $  4,552
                                                     ---------     --------   ---------     --------
                                                     ---------     --------   ---------     --------

NET INCOME (LOSS) PER COMMON SHARE                   $   (2.08)    $   0.21   $   (1.57)    $   0.56
                                                     ---------     --------   ---------     --------
                                                     ---------     --------   ---------     --------
NET INCOME (LOSS) PER COMMON SHARE
  ASSUMING DILUTION                                  $   (2.08)    $   0.20   $   (1.57)    $   0.54
                                                     ---------     --------   ---------     --------
                                                     ---------     --------   ---------     --------
AVERAGE COMMON SHARES
  OUTSTANDING                                            8,173        8,164       8,190        8,169
                                                     ---------     --------   ---------     --------
                                                     ---------     --------   ---------     --------
DILUTIVE COMMON SHARES
  OUTSTANDING                                            8,173        8,499       8,190        8,485
                                                     ---------     --------   ---------     --------
                                                     ---------     --------   ---------     --------


See notes to condensed consolidated financial statements.

                                 IFR SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                             1998             1997
                                                          ----------       ----------
                                                                (000'S OMITTED)
OPERATING ACTIVITIES
  Net income (loss)                                       $  (12,818)      $    4,552
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation of property and equipment                    2,556            1,720
     Amortization of intangibles                               1,069              597
     Write off of acquired R&D                                15,700              -
     Changes in operating assets and liabilities:
       Accounts receivable                                    (3,887)          (1,824)
       Inventories                                             5,943             (892)
       Other current assets                                    1,115             (144)
       Accounts payable and accrued liabilities                1,813            1,686
       Other current liabilities                              (3,038)             365
                                                          ----------       ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                    8,453            6,060

INVESTING ACTIVITIES
  Payments for acquired businesses                          (108,851)             -
  Purchases of property and equipment                         (3,169)          (2,240)
  Sundry                                                      (3,536)             317
                                                          ----------       ----------
  NET CASH USED IN INVESTING ACTIVITIES                     (115,556)          (1,923)

FINANCING ACTIVITIES
  Purchases of capital stock for treasury                     (2,026)          (4,178)
  Principal payment on capital lease obligations                 -             (2,359)
  Principal payment on long-term debt                            -               (221)
  Principal payments on short-term bank borrowings            (3,535)         (23,325)
  Proceeds from acquisition loan                             100,000              -
  Proceeds from short-term bank borrowings                    10,150           24,600
  Proceeds from issuance of Industrial Revenue Bond              -              3,940
  Proceeds from exercise of common stock options               1,116              799
  Payment of dividends                                          (577)             -
                                                          ----------       ----------
  NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES           105,128             (744)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (38)              94
                                                          ----------       ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (2,013)           3,487
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               2,379              266
                                                          ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $      366       $    3,753
                                                          ----------       ----------
                                                          ----------       ----------


See notes to condensed consolidated financial statements.

                                 IFR SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                   March 31, 1998


NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

NOTE 2 -- BANK BORROWINGS

     In connection with the Marconi acquisition (Note 4), on February 5, 1998 the Company entered into a Credit Agreement with The First National Bank of Chicago to borrow a maximum of $130,000,000 in the form of two term loans in the principal amount of $50,000,000 each and the remaining $30,000,000 in the form of a revolving line of credit. At March 31, 1998, the Company has borrowed $100,000,000 under the term loan provisions and $9,000,000 under the revolving loan provisions of the Credit Agreement.

     The loans are secured by the pledge of all of the capital stock and by security interests on substantially all of the assets of the Company's United States subsidiaries and by a pledge of 65% of the common stock of IFR Systems Limited, a United Kingdom subsidiary. The loans bear interest either at the "Alternate Base Rate" (a fluctuating interest rate equal to the higher of First Chicago's base rate or the sum of the reported "federal funds" rate plus 0.5% per annum) or at the "Eurocurrency Base Rate" (the LIBOR rate for the applicable currency for the relevant interest period). Both of such rates are increased by an applicable "margin" which varies up to 2.5% per annum.

NOTE 3 -- COMMON STOCK

     On November 7, 1997, the Company's Board of Directors approved a three-for-two stock split to be effected in the form of a 50% stock dividend. The additional stock was distributed on December 5, 1997 to shareholders of record on November 21, 1997.

All references to number of shares, share prices and per share amounts have been restated to reflect the stock split.


NOTE 4 -- MARCONI INSTRUMENTS LIMITED ACQUISITION

     On February 6, 1998, the Company acquired for cash all of the issued and outstanding stock of Marconi Instruments Limited in Hertfordshire, England (collectively with its subsidiaries "Marconi") from The General Electric Company, p.l.c. ("GEC"). The purchase price was $64,350,000 plus L26,000,000 for a total purchase price of $106,939,000. The acquired business is engaged in the design, manufacture, distribution and sale of test and measurement equipment for the telecommunications and electronics industries.

     The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the effective date of acquisition. The purchase price has been allocated to the assets and liabilities based on their estimated fair values at the date of acquisition as follows:

                                         ($000's)
                                        ---------
          Purchase price                $ 106,939
          Acquisition fees                  1,912
                                        ---------
          Total purchase price          $ 108,851
                                        ---------
                                        ---------

          Total current assets          $  61,737
          Property & equipment - net       20,850
          Other assets                     70,090
                                        ---------
                  Total assets            152,677

          Total current liabilities       (31,530)

          Deferred income taxes           (12,296)
                                        ---------

          Total net assets              $ 108,851
                                        ---------
                                        ---------

     The following unaudited pro forma data presents the consolidated results of operations as if the acquisition had occurred on July 1, 1996 after giving effect to certain adjustments, including amortization of intangibles, increased interest expense and related income tax expense. The pro forma results have been provided for comparative purposes only and do not purport to indicate the results of operations which would have actually occurred had the acquisition been in effect on the date indicated, or which may occur in the future.

($000's omitted, except per share data)

                          THREE MONTHS ENDED        NINE MONTHS ENDED
                               MARCH 31,                MARCH 31,
                         --------------------     ---------------------
                           1998         1997        1998        1997
                           ----         ----        ----        ----
Sales                    $56,205      $57,694    $164,274     $158,470

Net Income               $ 1,069      $ 1,924    $  5,985     $  3,320

Net Income Per
  Common Share           $  0.13      $  0.24    $   0.73     $   0.41

Net Income Per
  Common Share
  Assuming Dilution      $  0.12      $  0.23    $   0.69     $   0.39

NOTE 5 -- NON-RECURRING ACQUISITION COSTS

     Included in cost of sales and operating expenses for the quarter and nine months ended March 31, 1998 are non-recurring charges of $4,738,000 and $15,700,000, respectively, related to the inventory and acquired R&D valuation at acquisition.

NOTE 6 -- YORK SENSORS LTD ACQUISITION

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

NOTE 7 -- EARNINGS PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     3RD QUARTER FY98 COMPARED TO 3RD QUARTER FY97

     Sales for the third quarter ended March 31, 1998 were $45,778,000 compared to $26,238,000 in the third quarter of the prior year. This represents an increase of 74.5%. The current quarter included sales of $21,858,000 from the Marconi acquisition. Excluding the acquisition, sales declined by $2,308,000 or 8.8% due to lower sales of communications test instruments to government and commercial customers. Sales of the Model 1900 CSA digital communications service monitors for PCS and TDMA protocols met the Company's expectations for the quarter. However, sales of other test instruments remained soft, reflecting the current worldwide slowdown in the wireless communications industry.

     Gross margins decreased 10% to 31.7% of sales for the current quarter due to inventory valuations related to the acquisition ($4,738,000). Excluding the effect of the acquisition adjustment, gross margin for the quarter of 42.1% is slightly higher than the third quarter of the prior year.

     Operating expenses increased 36.1% to 66.2% of sales for the current quarter due to a non-recurring write-off of in-process research and development technology related to the acquisition ($15,700,000). Excluding the effect of the acquisition adjustment, operating expenses were 31.9% which are 1.8% higher than the third quarter of the prior year and are mostly due to additional sales commissions related to the higher sales volume (2.6%) offset by a decrease in administrative (0.6%) and engineering (0.2%) expenses.

     Other expense increased by $1,222,000 due to interest expense related to the acquisition debt.

     Excluding the effect of the acquisition adjustment, the estimated effective income tax rate was 37.5% for the third quarter compared to 40.7% in the third quarter of the prior year. The decrease represents the activity of the acquisition and the impact of the United Kingdom tax rate of 31%.

     FY98 YEAR-TO-DATE COMPARED TO FY97 YEAR-TO-DATE

     Sales for the nine months ended March 31, 1998 were $98,838,000 compared to $76,483,000 in the previous year. This represents an increase of 29.2% and includes $21,858,000 from the Marconi acquisition. Excluding the acquisition, sales were relatively flat (increase of $497,000 or 0.06%).

     Gross margins decreased 1.8% to 38.1% of sales for the nine month period. After the effect of inventory valuations related to the acquisition ($4,738,000), normalized gross margins of 42.9% were 3.0% higher than the previous year. This increase is due to a higher mix of fiber optic test equipment, completion of the U.S. Army SINCGARS contract in March 1997 and introduction of higher margin commercial communication test equipment.

     Operating expenses increased 17.2% to 47.1% of sales for the nine month period due to a non-recurring write-off of in-process research and development technology related to the acquisition ($15,700,000). Excluding the effect of the acquisition adjustment, operating expenses of 31.2% are 1.3% higher than the previous year and are due to additional sales commissions to support the higher sales volume (0.8%) and higher engineering expenses (0.6%) for the development of new test instruments for the fiber optics and emerging wireless digital telecommunications markets. Administrative expenses decreased 0.1% to 7.9% of sales.

     Other expense increased by $1,235,000 due to interest expense related to the acquisition debt.

     Excluding the effect of the acquisition adjustment, the estimated effective income tax rate was 39.2% for the nine months period compared to 39.8% for the previous year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations were $8,453,000 and $6,060,000 for the nine month periods ended March 31, 1998 and 1997, respectively. The increase in funds provided was due to increases in operating income before non-cash, non-recurring charges coupled with improved asset management.

     Cash flows used in investing activities and cash flows provided in financing activities reflect primarily the acquisition payment and resulting loans.

     A $.03 per share cash dividend was authorized by the Board of Directors and paid in the second and first quarter of this year. The Board of Directors will review quarterly the appropriateness of future dividend payments taking into consideration numerous factors including the Company's cash requirements and performance.

     Working capital increased to $48,818,000 at March 31, 1998 compared to $33,515,000 at June 30, 1997.

     On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset stock option exercises from treasury stock and as a utilization of the anticipated excess cash flow during the year. As of March 31, 1998, the Company had purchased 470,000 shares under the program.

     The Company has available a revolving line of credit for $30,000,000 which expires on February 5, 2004. At March 31, 1998, there were $9,000,000 borrowings under the line of credit.

     The Company anticipates that the available line of credit and funds generated from operations will be adequate to meet capital asset expenditures, interest and debt requirements and working capital needs for the next twelve months.

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

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.0  Termination agreement between the Company and Jeffrey A.
                Bloomer
          10.1  Termination agreement between the Company and Iain M.
                Robertson
          11.0  Statement Re: Computation of Per Share Earnings
          27.0  Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K Filed on February 2, 1998 (Restructure of Organization)
          Form 8-K Filed on February 20, 1998 (Marconi acquisition)
          Form 8-K/A (Amend. No. 1) Filed on March 2, 1998 (Marconi acquisition) Form 8-K/A (Amend. No. 2) Filed on April 22, 1998 (Marconi acquisition)




                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IFR SYSTEMS, INC.


Date:  May 13, 1998                     /s/ Alfred H. Hunt, III
      --------------                    ------------------------------
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