Form 10-K405
period 1998-06-30
IFR SYSTEMS INC
filed 1998-09-25
CIK 785546

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE FISCAL YEAR ENDED JUNE 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14224

                                IFR SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                     48-1197645
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation of organization)

10200 WEST YORK STREET, WICHITA, KANSAS                         67215
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (316) 522-4981

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                          -----------------------------
                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1943 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X     NO
                                      ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 7, 1998 was approximately $43,309,000.

As of September 7, 1998, there were 8,206,015 shares of Registrant's common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:

                                                             PART OF 10-K
                     DOCUMENT                          INTO WHICH INCORPORATED
                     --------                          ------------------------
1.  Registrant's Annual Report to Shareholders for       Parts I, II, and IV
    the fiscal year ended June 30, 1998.

1.  Registrant's Proxy Statement for the November            Part III
    5, 1998, Annual Meeting of Shareholders.

The Exhibit Index to this Form 10-K is located on pages 25 through 28.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                     TABLE OF CONTENTS

                                                                            Page No.
                                                                            --------
PART I

    ITEM 1   Business.............................................................4

             Glossary............................................................16

    ITEM 2   Properties..........................................................18

    ITEM 3   Legal Proceedings...................................................18

    ITEM 4   Submission of Matters to a Vote of Security Holders.................18

    Executive Officers of the Registrant.........................................19

PART II

    ITEM 5   Market for the Registrant's Common Equity
               and Related Shareholder Matter....................................20

    ITEM 6   Selected Financial Data.............................................20

    ITEM 7   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................20

    ITEM 7A  Quantitative and Qualitative Disclosures about Market Risk..........20

    ITEM 8   Financial Statements and Supplementary Data.........................20

    ITEM 9   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure............................21

PART III

    ITEM 10  Directors and Executive Officers of the Registrant..................21

    ITEM 11  Executive Compensation..............................................21

    ITEM 12  Security Ownership of Certain Beneficial Owners and Management......21


                                      TABLE OF CONTENTS
                                         (continued)

                                                                            Page No.
                                                                            --------

    ITEM 13  Certain Relationships and Related Transactions......................22


PART IV

    ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....22

    Signatures    ...............................................................23

    Exhibit Index ...............................................................25

PART I

ITEM 1.  BUSINESS

        (a) GENERAL DEVELOPMENT OF BUSINESS.

        IFR Systems, Inc. ("IFR" or the "Company") is a Delaware corporation, incorporated in 1997 as a successor by merger to a corporation incorporated in 1985, with its principal offices in Wichita, Kansas. IFR's predecessor corporation was originally founded in 1968 as a supplier of specialized test solutions to the avionics industry. IFR expanded its activities in 1974 to apply its knowledge of radio frequency ("RF") and related technologies to the development of test solutions for the then emerging wireless communications market. Today, through its Electronics Test and Measurement ("ETM") and Optical Test and Measurement ("OTM") divisions, IFR designs, manufactures, and markets communications, test and measurement, avionics, and fiber optic test instruments that are used to test a wide variety of radio products, aircraft avionics systems and optical fiber.

        REORGANIZATION INTO HOLDING COMPANY. Effective January 30, 1998, IFR reorganized its corporate structure into a holding company structure. As a result, IFR Systems, Inc. ("Old IFR"), whose name is now IFR Americas, Inc., is now an operating subsidiary of the new holding company and the former shareholders of Old IFR are now shareholders of the new holding company. The new holding company has been given Old IFR's former name, IFR Systems, Inc.

        The reorganization was effected under Section 251(g) of the Delaware General Corporation Law (the"DGCL") and did not require the approval of the Company's shareholders. The reorganization was accomplished by first creating a wholly owned subsidiary of Old IFR, IFR Holding Corporation ("Holding"), and a wholly owned subsidiary of Holding called IFR Merger Corporation ("Merger Corporation"). Holding, Merger Corporation, and Old IFR are all Delaware corporations.

        Merger Corporation was merged with and into Old IFR with Old IFR being the surviving corporation in the merger. Each share of Old IFR's issued and outstanding common stock, par value $.01 per share, was automatically converted in the merger into a share of common stock, par value $.01 per share, of Holding and all options to acquire the Old IFR's common stock were converted into identical options to purchase common stock of Holding on the same terms and conditions as the former options. As a part of the merger, Old IFR's corporate name has been changed to IFR Americas, Inc., and the corporate name of Holding is now IFR Systems, Inc.

        Each outstanding stock certificate representing shares of Old IFR's common stock now represents an equal number of shares of common stock of the new holding company. Because the new holding company has the same name as the former name of Old IFR, IFR Systems, Inc., shareholders did not need to exchange their existing stock certificates for new stock certificates of the Company.

        In the merger, Old IFR's existing Rights Agreement, dated February 28, 1989, with Harris Bank and Trust Company and the rights granted under such agreement were assumed by the Company. Until certain events described in the Rights Agreement occur, the rights are represented by the stock certificates to which they relate and are not separately transferable.

        The certificate of incorporation and bylaws of the Company contain identical terms to those contained in Old IFR's certificate of incorporation and bylaws as in effect immediately prior to the merger except for certain matters that do not materially affect the rights of the shareholders as permitted by the DGCL.

        ACQUISITION OF YORK SENSOR LTD. On December 22, 1997, the Company acquired York Sensors Ltd., Hampshire, U.K. The acquired business is involved in the design and manufacture of distributed temperature sensing (DTS) equipment based on optical time domain reflectometer (OTDR) technology for the electric utility, oil exploration, and other industries. The Company acquired assets of approximately $930,000 and liabilities of approximately $1,902,000 for a nominal purchase price. This resulted in goodwill of approximately $972,000. The acquisition has been accounted for as a purchase of assets.

        ACQUISITION OF MARCONI INSTRUMENTS LIMITED. On February 6, 1998, the Company acquired for cash all of the issued and outstanding capital stock of Marconi Instruments Limited., Hertfordshire, U.K. (collectively with its subsidiaries "Marconi") from The General Electric Company, p.l.c. ("GEC") for a total purchase price of approximately $109,000,000. The purchase was made pursuant to a Share Sale and Purchase Agreement, dated as of February 6, 1998, between IFR Systems, Inc., IFR Systems Limited, and GEC (the "Purchase Agreement"). IFR Systems Limited together with its subsidiaries ("IFR-UK") is a wholly owned subsidiary of the Company formed for the purpose of making the acquisition. The Company used funds borrowed under a credit agreement, a copy of which is filed as Exhibit 10.13 to this Form 10-K, to pay the purchase price.

        A copy of the Purchase Agreement is filed as Exhibit 2.1 to this Form 10-K. The following description of the Purchase Agreement is intended to be only a summary of the Purchase Agreement. Reference is hereby made to the Purchase Agreement for a full statement of its terms which are hereby incorporated by reference.

        In addition to containing typical provisions relating to a purchase of a corporate subsidiary for cash, the Purchase Agreement provides that IFR-UK and GEC and its subsidiaries granted each other non-exclusive, irrevocable, non-transferable, royalty-free perpetual worldwide licenses to use all intellectual property belonging to any of them and being used by the other prior to the date of the acquisition for the purpose of developing, manufacturing, and selling existing products and any improvement, modification, or adaption of products manufactured or in the course of development at such date. IFR-UK may not make any use of the Marconi trade names after the expiration of nine months from the date of the transaction. The Purchase Agreement also provides for GEC to assume the responsibility for certain pending patent litigation and to retain any recovery received and for GEC to assume the responsibility of bringing additional patent enforcement proceedings with any net proceeds to be divided equally by GEC and the Company.

        As a result of the acquisition, the Company acquired the foreign subsidiaries of Marconi which do business in France, Germany, Spain, and the United States. IFR-UK also has branches in the Netherlands, Singapore, Hong Kong, and China. IFR-UK also has distribution relationships and service centers worldwide.

        The parties also entered into a "Deed of Tax Covenant" in connection with the Purchase Agreement. The Tax Covenant provides generally for indemnification by GEC for tax liabilities that might be incurred by the Company (and in certain cases for indemnification by the Company for certain losses that may be incurred by GEC) and for the manner in which GEC and the Company will prepare various tax returns. Claims under the Tax Covenant must be asserted within seven years. A copy of the Tax Covenant is filed as
Exhibit 2.2 to this Form 10-K. The preceding description of the Tax Covenant is intended to be only a summary of the Tax Covenant. Reference is hereby made to the Tax Covenant for a full statement of its terms which are hereby incorporated by reference.

        (b)  NARRATIVE DESCRIPTION OF BUSINESS.

        In the following description of the Company's business, reference to "IFR" and to the "Company" include all subsidiaries of the Company including Marconi, unless otherwise stated.

        PRODUCTS. While the Company makes a broad variety of products, substantially all of the Company's products are test instruments. Accordingly, the Company considers its business to be in the single test instrument segment.

        The following table sets forth the contribution to total net sales of each of the Company's four classes of test instruments for the last three fiscal years.

            Communications        Test & Measurement          Avionics            Fiber Optics
            --------------        ------------------          --------            ------------
          Amount     Percent      Amount     Percent     Amount     Percent    Amount     Percent
          ------     -------      ------     -------     ------     -------    ------     -------
                                  (Amounts in thousands of dollars)
1996     $36,999     41.1%        $ 5,611       6.2%      $8,837     9.8%      $29,467      32.8%
1997      44,684     43.2           4,644       4.5        9,445     9.1        34,410      33.3
1998      46,516     31.5          21,023      14.2        8,851     6.0        39,178      26.5


        Set forth below are discussions of each of the four classes of test instruments designed, manufactured, and sold by the Company: communications test equipment; test and measurement test equipment, avionics test equipment, and fiber optics test equipment. In addition, the Company sells fiber optics accessories, such as cable cutters and splicers, and software computer solutions to be used in connection with certain of the Company's test equipment products.

        COMMUNICATIONS TEST EQUIPMENT. The Company's communications test equipment products are designed to test mobile radio products, such as mobile telephones and cellular telephones, as well as base station equipment. IFR products emulate the required system or parameters so the systems can be tested for proper frequency transmission, signal modulation, power levels, and other key performance parameters. The Company produces self-contained portable test sets for both the digital and analog communications markets.

        IFR's communications service monitors are used to test and maintain radio products, including pagers, scanners, military comm-transceivers, and cellular, land mobile, marine and citizen band radios.

Service monitors test mobile radio equipment for proper frequency transmission, signal modulation and power output. The principal end users of communications service monitors are original equipment manufacturers, service and repair companies, government agencies, and users of mobile radio equipment.

        The mobile radio product industry is undergoing a transformation as the result of the increased use of digital technology. Digital technology offers spectral efficiencies, better voice quality, and more data services. As a result, there is an increasing demand for products that use complex digital modulation schemes. Cellular telephone systems currently deployed use CDMA, GSM, and TDMA technologies. IFR provides a wide range of mobile radio test products for both GSM and TDMA technologies and has recently secured software licensing agreements with Qualcomm for marketing Qualcomm's production test software for CDMA technology.

        The professional mobile radio market, a traditionally strong market for IFR, is also beginning to move towards digital technology with a new worldwide terrestrial trunked radio access ("TETRA") protocol. IFR has been one of the contributing suppliers for the initial test equipment requirements for TETRA system design and production. IFR recently released its 2968 TETRA mobile radio test set. IFR is presently researching other new technologies, including the Project 25 ("P25") standard proposed by the Association of Public Communications Officers International, and "iDEN", a Motorola technology used predominately by Nextel for general trunked radio access, and "EDACS Prism" developed by Ericsson.

        IFR continues to sell products to test mobile and professional analog telephones and systems. Analog telephone systems continue to be deployed in South America and a majority of the professional mobile radio market, which includes users such as police, ambulance, and other mission-critical environments, still relies on analog technology.

        TEST AND MEASUREMENT TEST EQUIPMENT. The Company's electronic test and measurement products are sophisticated instruments for the test and maintenance of digital and analog communication systems, laboratory and field measurement of electromagnetic signals and radio frequency test equipment for the aviation industry, and automated test equipment. Included in the Company's test and measurement equipment are spectrum analyzers, signal generators, counter power meters, and microwave and modulation analyzers. These products are primarily used to bench test equipment and are sold to original equipment manufacturers, service and repair companies, and educational institutions.

        The Company's spectrum analyzers, which display and measure the level of a signal across a swept range of frequencies, signal amplitude versus frequency, are used as a tool in the design of communications transmitting and receiving equipment. The Company does not have a significant share of the spectrum analyzer market.

        The Company's signal generators create time-varying waveforms with defined characteristics that simulate radio frequency signals under test. This product series is used in design, manufacture, and test of electronic subassemblies, intermodulation distortion measurements and cordless telephone manufacturing.

        IFR manufactures microwave products, including power meters, combined counter power meters, and multifunction microwave test sets, which are used to measure the output and frequency of a device under test. The products are used in establishing the microwave links that form the core infrastructure of a communication network. The Company does not have a significant share of the microwave test product market.

        Microwave and modulation analyzers are used to measure the characteristics of forward and reverse gain input and output impedance on radio frequency or microwave networks.

        AVIONICS TEST EQUIPMENT. The Company's avionics test instruments include portable and stationary precision simulators which duplicate airborne conditions to test the communications, weather radar, and instrument landing and navigational systems installed in aircraft and ground stations. Principal products tested by IFR equipment include transponder simulation systems, navigation, collision avoidance systems, weather radar systems, global positioning systems ("GPS") and military variants of such products. IFR's precision simulators are used to test the avionics electronics systems in commercial, military, and general aviation aircraft. These products are primarily used by general aviation service and repair companies, commercial airlines, manufacturers, and the federal government.

        IFR navigation test products are designed for testing instrument landing systems, VHF omnidirectional radio range, marker beacons, automatic direction finders, and selective calling systems and microwave landing system angle receivers installed in aircraft.

        IFR traffic alert and collision avoidance ("TCAS") products simulate the airborne environment necessary to perform many of the required tests for supplemental type certification.

        IFR also has a weather radar simulation product, the RD-301A, that is designed to test weather radar and narrow-pulse marine radar systems. This fully integrated test set permits complete testing of routine radar functions and provides the capabilities to satisfy simulation requirements for new generation non-coherent radar systems.

        IFR's global positioning simulator provides accurate and repeatable testing of GPS receivers. It achieves this testing capability by simulating a GPS satellite and generating specific vehicle and navigational data patterns.

        FIBER OPTICS TEST EQUIPMENT. The Company's fiber optic test instruments marketed under the "PK Technology" name, consist of portable and stationary units used to test and verify specific parameters of optic fibers. IFR equipment is used by telephone companies, installers of voice/data communications networks, cable television operators, utilities, contractors, fiber manufacturers, and the military.

        The Company's fiber optics products are sold in seven basic market sectors: video analysis products, index profiling products, dispersion products, transmission products, telecom products, fiber accessory products, and component test products.

        Video analysis products are used for measurement of the glass geometry of fiber and the coating geometry of single fibers and ribbon fibers. There are three segments to the video analysis market: fiber glass geometry, fiber coating geometry, and fiber ribbon geometry. The Company believes PK Technology is the leading supplier in the entire video analysis market and is the only commercial supplier to the fiber coating geometry test market, which is generally limited to customers in Japan and Korea.

        Index profiling products are used to predict fiber performance before the glass preform is drawn. Glass is preformed using one of three techniques: outside vapor deposition ("OVD"), modified chemical vapor deposition ("MCVD"), and vapor axial deposition ("VAD"). The Company has test products for all three techniques.

        The dispersion products of the Company, which are used to test chromatic dispersion and polarization mode dispersion ("PMD"), are sold to fiber and some cable manufacturers. Since such testing is only performed by these customers on a sampling basis, the market is relatively limited and has experienced little if any recent growth.

        The company's transmission products, attenuation test equipment, are marketed to fiber and cable manufacturers for the purpose of process control and final quality assurance.

        Optical fiber telephone equipment is a growing market, particularly in the United States, Japan, and China, but the growth in the market has been offset in large part by price reductions. The Company intends to focus its marketing efforts in the faster growing dense wavelength division multiplex ("DVDM") sector of this product line where it believes there are better profit margins.

        The Company's recently acquired York Sensors unit provides a range of distributed temperature sensing equipment based on optical time domain reflector technology. These instruments are used to determine temperature distribution in optical fibers and are used in electrical power transmission, plant monitoring, down-hole and other fire detection applications.

        In addition to the products described above, IFR sells fiber optics accessories, such as cable cutters, cleavers, ribbon strippers, and splicers, and provides custom-designed computer software products to specific customers to be used in connection with IFR products used by such customers.

        OTHER PRODUCTS AND SERVICES. IFR also offers calibration, repair, and onsite field services for most types and makes of electronic test equipment. IFR maintains major customer service facilities in the United States and the United Kingdom which are ISO accredited facilities. Services performed include full maintenance and calibration contracts, express calibration and facilities management, including in-house calibration, repair, asset management, and consultant services.

        The Company's line of high-volume automated test equipment ("ATE") includes products designed for the automotive, consumer electronics, and communications industries. Such products include manufacturing defect analyzers, in-circuit analyzers, and functional analyzers, all of which are used to test printed circuit boards.

        The following table sets forth the total sales of other products and services of the Company for the last three fiscal years.

                                  (Amounts in thousands of dollars)
                              1996              1997               1998
                           ----------        ----------       ---------
        Service            $   6,087         $   7,220         $13,407
        Other                  2,996             3,114          14,952
        ATE                       --                --           4,142

GENERAL DISCUSSION

        COMPETITION. IFR competes with numerous companies, foreign and domestic, many of which have greater financial, marketing, and technical resources than IFR. The test instrument global market is estimated at approximately $8.7 billion. According to Prime Data, IFR would be considered the eighth largest supplier of test instruments with an approximately two percent market share. Over 40% of the test instrument market is controlled by two suppliers. Competition is based primarily on product quality, technological innovation and features, and customer service. IFR believes it is an effective competitor in all these areas.

        MARKETING AND DISTRIBUTION. IFR products are marketed and sold throughout the world by a combination of IFR sales persons and distributors. The Company employs approximately 150 salespersons located in the United States, the United Kingdom, Hong Kong, France, Germany, Spain, Netherlands, China, and Singapore, who call on various major "house" accounts as well as call on and assist independent distributors in selling IFR products. The Company has been reducing the number of its nonexclusive independent distributors to eliminate overlaps created by the Marconi acquisition and to reflect its increasing emphasis on direct sales.

        IFR's sales personnel and distributors are supported by an internal marketing staff that performs market research and creates brochures and other marketing materials.

        SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company's products require a wide variety of electronic and mechanical components, most of which are purchased. The Company has multiple sources for the vast majority of the components and materials it uses; however, there are some instances where the components are obtained from a sole-source supplier. If a sole-source supplier ceased to deliver, the Company could experience a temporary adverse impact on its operations; however, management believes alternative sources could be developed quickly. With occasional exceptions, purchased materials and components have generally been available to the Company as needed with acceptable lead times.

        PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS. The Company owns a number of patents in the United States and various foreign countries and is licensed to use patents owned by others. IFR has granted licenses to use certain of its patents, but does not anticipate revenues from licensing activities will be material. There can be no assurances that any of the Company's current patents will provide the Company with adequate protection. IFR has registered its "IFR" trademark. While the Company considers its patents and trademark registrations to be valuable in the aggregate, it does not consider that the loss of any single patent or trademark registration would have a material effect on the

Company or its operations. Likewise, while the Company believes its products do not infringe the patent or other intellectual property rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company or that the Company will prevail on any such claim or that a license, if needed, would be available on acceptable terms.

        SEASONALITY.  The Company's business is not seasonal in nature.

        WORKING CAPITAL ITEMS. IFR is typically able to meet its delivery schedules without maintaining large inventories of completed goods and its customers generally do not require extended payment terms. Accordingly , the ability to fund working capital requirements for inventory and receivables financing is not a material factor and the Company does not consider itself to have any unusual working capital.

        DEPENDENCE ON SINGLE CUSTOMER OR A FEW CUSTOMERS. IFR's products are marketed to a diverse customer base and no single product line is a predominant factor in determining revenues or profits. IFR does not have a single customer or a few customers, the loss of any one or more of which would have a material adverse effect.

        BACKLOG. Backlog is not a material factor in the Company's business because most orders are in smaller quantities or on terms that allow the customer to cancel or delay delivery without significant penalty. The Company's backlog of firm orders was approximately $21,200,000 at June 30, 1997, and $32,600,000 at June 30, 1998. It is anticipated that all of the backlog orders will be filled during the current fiscal year unless canceled or deferred by customers.

        GOVERNMENT AND MILITARY CONTRACTS. During the past fiscal year, approximately 11.2% of the Company's revenues were derived from sales to the United States and its various agencies including the armed services. All contracts with the United States Government and its agencies are subject to termination at the convenience of the government.

        IFR has maintained a portion of its business in military contracting. Over the past five fiscal years, the percentage of total revenues from sales to the military has ranged from a high of 21.6% in 1995 to a low of 11.2% in fiscal 1998. During fiscal 1997, the Company completed a significant military contract with the U.S. Army to supply test instruments and instruction manuals for the Single Channel Ground and Airborne Radio System ("SINCGARS"). SINCGARS is a technically sophisticated radio system designed to prevent enemy interception and monitoring of army field communications. Total sales under this contract were approximately $47.6 million and took place over six years. Military contracts generally provide an opportunity to diversify the customer base, but typically involve lower margins than commercial sales to private industry. IFR anticipates continuing to make military sales on a selective basis but has no present plan to materially increase its military contracting.

        RESEARCH AND DEVELOPMENT. The test equipment industry is characterized by continuous technology changes which require an ongoing effort to enhance existing products and to develop new products. IFR relies primarily on its internal research and development programs for the development of new products and for improvement of existing products. The Company does not perform basic research but uses new component and software technologies in the development of new products. The Company's research and development expenditures were approximately $14,062,000 in fiscal 1998, $9,990,000 in fiscal 1997, and $7,374,000 in fiscal 1996. As of September 1, 1998, the Company had approximately 180 professional employees engaged in research and development activities.

        GOVERNMENTAL REGULATION. IFR is subject to laws and regulations affecting manufacturers and employers generally and to certain Federal Communications Commission regulations that affect equally all suppliers of similar products and are not considered a material factor in the Company's competitive position. Compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had and are not expected to have a material effect upon IFR's capital expenditures, earnings, or competitive position.

        EMPLOYEES. At September 1, 1998, the Company had approximately 1,700 full-time employees. None of the Company's employees is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

        The design and manufacture of the Company's products require technical capabilities in many disciplines. While the Company believes that the capability and experience of its employees compare favorably with other similar manufacturers, there can be no assurance that it can retain existing employees or attract and hire a sufficient number of the highly capable employees it may need in the future on satisfactory terms.

        FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. For information concerning the Company's export sales, see Note 7 of the "Notes to Consolidated Financial Statements" contained on page 30 of the Company's Annual Report to Shareholders for the year ended June 30, 1998, which is hereby incorporated by reference. Because more than half of IFR's sales are to customers located outside the United States, its results are affected by weak economic conditions in other countries and by changes in various foreign currency exchange rates.

        On January 1, 1999, eleven of the fifteen countries comprising the European Union are scheduled to establish fixed conversion ratios between their currencies as a step toward adopting a common Eurodollar currency. IFR has extensive sales into these countries and, while it is evaluating the potential effect of the proposed European actions and can give no assurances as to these matters, it does not believe they will have any material effect on its sales or earnings. IFR believes that it has taken all necessary action to accommodate its data processing and accounting software to the introduction of the Eurodollar currency.

        EFFECT OF GLOBAL ECONOMIC CONDITIONS. The impact from the economic problems and currency disruptions in Asia has now spread to Eastern Europe, Latin America, and elsewhere and has materially adversely affected the Company's sales and earnings. The majority of the companies in the test equipment industry have also announced declining sales and reduced earnings. As a result, the Company is presently operating at a loss and anticipates that it will continue to do so until it is able to effect necessary cost reductions or sales volume increases. The Company also anticipates that it will be required to renegotiate the leverage ratio financial covenant in the credit agreement. In response to declining revenues, the

Company is currently planning to reduce its annual operating expenses by approximately $6,000,000, primarily through workforce reduction.

        YEAR 2000 MATTERS. The Company, like all other companies, is confronted with so-called "Year 2000" issues that might arise as a result of existing computer programs and systems not being able to properly recognize a date in a year that begins with "20" rather than "19". Year 2000 problems can arise (a) because the operating, manufacturing, and the information technology equipment operated by the Company fails to operate properly after December 31, 1999 (is not "Year 2000 compliant"), (b) because the Company's products will not operate properly after that date, or (c) because material customers and vendors of the Company, or public utilities, financial systems, or others on whom the Company is dependent are unable to conduct their business operations normally because of Year 2000 problems.

        Because of the pervasive nature of computers and computer systems in the Company's products and equipment, as well as throughout the nation and world, it is impossible for the Company to provide any assurances that its efforts at identifying and remedying Year 2000 issues will be totally effective or that Year 2000 problems of others will not have a material adverse effect on the Company's operations and profits notwithstanding any efforts the Company may make. Accordingly, the following discussion contains numerous "forward looking" statements that are subject to the qualifications and cautionary statements contained in this Report under the heading "Forward-Looking Statements".

        Based on the results to date of its assessment of the Year 2000 issues of which the Company is aware at this time, the Company does not believe Year 2000 problems will have a materially adverse effect on the Company or its operations. No assurance can be given, however, that the Company has been able to identify all potential Year 2000 problems or that if Year 2000 problems are discovered by the Company in the future, it will be able to resolve them satisfactorily and at an affordable cost.

        IFR PRODUCTS. The Company has evaluated all of its existing products and is currently evaluating those used by customers and has concluded such products now being manufactured will not require modification in order to be Year 2000 compliant. The Company is still performing an assessment of products in the field that may require modifications.

        IFR'S OPERATING AND MANUFACTURING EQUIPMENT. IFR has conducted an assessment of the majority of its manufacturing and other operating equipment and has either upgraded or made arrangements for the upgrading of all material items of equipment that are found not to be Year 2000 compliant. To date, the Company has incurred approximately $200,000 in Year 2000 equipment upgrade expenditures and anticipates spending approximately $100,000 to complete the upgrade process. IFR does not anticipate any serious difficulty in completing the upgrade process and testing its equipment prior to December 31, 1999.

        INFORMATION TECHNOLOGY AND ACCOUNTING SYSTEMS. IFR is also completing its assessment of its material information technology and principal accounting systems and believes it has made a substantial portion of the modifications for them to be Year 2000 compliant. Total expenditures to date for such modifications have been approximately $1,300,000 of which approximately $1,100,000 was spent to acquire new equipment or software prior to the time it would otherwise have been acquired. It is anticipated that the Company will incur additional expenditures of approximately $300,000 to upgrade its information technology and accounting systems in order to make them Year 2000 compliant.

        SUPPLIERS AND CUSTOMERS. The Company has written certain of its customers and vendors whose failure to be able to conduct business normally after December 31, 1999, because of Year 2000 problems might materially affect IFR, requesting written information as to their Year 2000 compliance and preparation. The Company has received written responses from most of such customers and vendors that appear to indicate generally they are or expect to be sufficiently Year 2000 compliant. The Company intends to continue to closely monitor the Year 2000 compliance and preparation of its material customers and vendors. This portion of the Company's Year 2000 compliance and assessment program has not resulted in the incurrence of material expenditures by IFR and is not anticipated to do so.

        POTENTIAL EFFECTS OF YEAR 2000 PROBLEMS. The Company is unable to predict with any degree of certainty the potential consequences to it of Year 2000 issues. Obviously, any sort of major prolonged inability of public utilities or financial systems in any portion of the world where the Company operates manufacturing facilities or has substantial customers or vendors could materially adversely impact the Company's revenue or delay the receipt of revenue and could, theoretically, even cause a national or global economic crisis or downturn. Similarly, the inability of a significant number of the Company's customers or vendors to operate normally, either because of their own Year 2000 problems or because of Year 2000 problems of persons on whom they, in turn, are dependent, could have a material adverse impact on the Company. There is also some likelihood that an inability of the Company to deliver its products in the normal manner might cause it to lose customers or incur contractual liability to customers. While the Company has no reason to believe that any of such matters will occur in such a manner as to produce severe economic consequences to the Company, all of these matters are beyond the ability of the Company to predict or quantify with any assurance.

        CONTINGENCY PLANS. The Company has not adopted any Year 2000 contingency plan. It has not decided whether to do so.

        FORWARD-LOOKING STATEMENTS. In addition to historical information, this report contains forward-looking statements and information that are based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate", "estimate", "expect", "intend", "believe", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it can give no assurance that such expectations will prove to be correct and that actual results will not differ materially from the Company's expectations. Such forward-looking statements speak only as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

        Factors that could cause actual results to differ from expectations include: (1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors, (2) fluctuations in the global economy and various foreign countries including recent developments adversely affecting the economies of various Asian, Latin America, and other countries, (3) demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations, (8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices, (12) currency fluctuations and devaluations, as well as the effect of the adoption of the Eurodollar currency by members of the European Union commencing January 1, 1999, (13) inventory risks due to changes in market demand or the Company's business strategies, (14) unanticipated problems arising from the failure of one or more suppliers or customers of the Company or others to be able to maintain normal business operations after 1999 because of "Year 2000" computer difficulties, (15) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, (16) inability to realize anticipated efficiencies and savings from the Company's recent acquisition of Marconi Instruments, Ltd and (17) other risks, described elsewhere in this Item and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." incorporated by reference in Item 7 of this Report.

                           GLOSSARY OF TERMS/ACRONYMS

ATE     AUTOMATED TEST EQUIPMENT

        Equipment designed to test circuit boards and systems during the manufacturing process.


CDMA    CODE DIVISION MULTIPLE ACCESS

        A digital cellular system that separates users by unique codes rather than by radio frequency channels or time slots.


DVDM    DENSE WAVELENGTH DIVISION MULTIPLEX

        A type of transmission technology utilized in fiber optics.


EDACS   ENHANCED DIGITAL ACCESS COMMUNICATIONS SYSTEM

        A digital trunking system developed by Ericsson/GE. The system has been installed in over 20 different countries.


GSM     GLOBAL SYSTEM FOR MOBILE COMMUNICATIONS

        A digital cellular system initially designed for the European market. GSM has become the de facto world standard with the exception of North America.


GPS     GLOBAL POSITIONING SYSTEM

        A method of determining location with satellites.


MCVD    MODIFIED CHEMICAL VAPOR DISTRIBUTION

        A technique for forming glass fiber.


OVD     OUTSIDE VAPOR DEPOSITION

        A technique for forming glass fiber.

                           GLOSSARY OF TERMS/ACRONYMS
                                    (CONT'D)


PMR     PRIVATE MOBILE RADIO

        Mobile radio systems that organizations own, maintain and operate to meet their internal communications needs.


PCS     PERSONAL COMMUNICATIONS SYSTEM

        A new generation of communications systems providing a wide range of applications including cellular, cordless telephones, wireless PABX and various types of data services.


TDMA    TIME DIVISION MULTIPLE ACCESS

        A digital cellular system that separates users by time slots or separate radio frequency channels.


TETRA   TERRESTRIAL TRUNKED RADIO (TransEuropean Trunked Radio prior to April
        1997.)

        A new digital trunked radio system being developed for the European and Asian markets.


VAD     VAPOR AXIAL DEPOSITION

        A technique for forming glass fiber.

ITEM 2.  PROPERTIES

        IFR's principal executive offices and principal manufacturing facilities are located at 10200 West York Street, Wichita, Kansas, 67215. Its other major facility in the United States is located in Beaverton, Oregon. IFR also operates manufacturing facilities and sales offices in the United Kingdom and has sales offices in seven other countries.

        IFR generally considers the productive capacity of its plants adequate and suitable for the requirements of the company. The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year. The following table describes the Company's principal facilities.


                                     SQUARE       TYPE OF           LEASE EXPIRATION      DESCRIPTION
LOCATION                             FOOTAGE      INTEREST               DATE (1)           OF USE
--------                             -------      --------          ---------------      -------------
Wichita, Kansas                      156,000     Capital Lease (2)        2017           Manufacturing, Engineering,
                                                                                         Administrative, Sales
Beaverton, Oregon                     46,000     Operating Lease          1999           Manufacturing, Engineering,
                                                                                         Administrative, Sales
Stevenage, Hertfordshire, England
     Longacres House                  46,000     Operating Lease          2020           Administrative, Sales
     Six Hills Way Bldg               81,000     Owned                                   Manufacturing, Engineering
     Gunnelswood Road Bldg            34,000     Owned                                   Manufacturing
     Sanders Bldg                     27,000     Owned                                   Inventory
Green Road, Luton, England            32,000     Operating Lease          1998           Customer Service
Chandlers Ford, England               24,000     Owned                                   Manufacturing, Engineering,
                                                                                         Administrative, Sales

-----------------------------
   (1) Includes renewal option periods where appropriate.

   (2) Industrial revenue bond financing in which the Company has an option to purchase for a nominal price.


ITEM 3.  LEGAL PROCEEDINGS

        IFR is not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of IFR's security holders during the fiscal quarter ended June 30, 1998.

        EXECUTIVE OFFICERS OF THE REGISTRANT

        The names and ages of all executive officers of IFR and all positions and offices held by each of them are as follows:


        Name and Age                      Position
        ------------                      ---------
        Alfred H. Hunt, III, 62           Vice Chairman, President and
                                          Chief Executive Officer

        Jeffrey A. Bloomer, 41            Treasurer and Chief Financial Officer

        Iain M. Robertson, 57             Managing Director, IFR Ltd.

        Friedel E. Arnold, 61             General Manager, IFR Americas, Inc.


        Each of said officers serves for a term of one year or until his successor has been duly elected by the Board of Directors. There are no family relationships between said officers and/or any director of the Company, and there are no arrangements or understandings between any officer and any other person pursuant to which he was elected as an officer.

        The business experience during the last five years of each of said officers of IFR is as follows:

        Alfred H. Hunt, III, has been President and Chief Executive Officer of IFR since 1983. He became Vice Chairman of IFR in 1990. He was the Vice President and General Manager of IFR from 1971 through 1983.

        Jeffrey A. Bloomer has been the Treasurer and Chief Financial Officer of IFR since November, 1995. He held the position of Director of Finance with IFR from 1994 through 1995. During the period 1989 through 1993 he was General Manager of Pawnee Industries, Inc., a plastics manufacturing company.

        Iain M. Robertson has been the General Manager of the Company's ETM Division since April 1998 and was President of PK Technology, Inc., and Managing Director of PK Technology Ltd. from July 1995 through April 1998. During the period 1992 through 1995 he was a consultant and Chief Executive of York Ltd. York Ltd. was the parent corporation of PK Technology, Ltd. (then called York Technology Ltd) prior to its being purchased by IFR.

        Friedel E. Arnold has been the General Manager of IFR Americas, Inc., and its predecessors, since January 1995 and was the Vice President from January 1996 to November 1997. During the period 1987 through 1994 he was the President of Dorne and Margolin, an aerospace manufacturing company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED SHAREHOLDER MATTERS

        The market information and the approximate number of holders of IFR's common stock required by Item 5 are incorporated herein by reference from "Market Price Data" contained on page 18 of IFR's Annual Report to Shareholders for the Year Ended June 30, 1998 (the "1998 Annual Shareholders Report").

        No cash dividends were paid during the fiscal year ended June 30, 1997. The Company paid cash dividends of $0.033 per share on September 12 and December 5, 1997. The Company has paid no cash dividends in 1998.

        For information on the dividend restrictions contained in the Company's credit agreement with First National Bank of Chicago and other lenders, which currently precludes the payment of cash dividends by the Company, see Note 3 to the Company's financial statements included in 1998 Annual Shareholders Report.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required by Item 6 is incorporated herein by reference from the "Performance Highlights" contained on page 1 of the 1998 Annual Shareholders Report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by Item 7 is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 16 through 18 of the 1998 Annual Shareholders Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          No information is required in response to this Item.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of IFR, included at pages 19 through 32 in the 1998 Annual Shareholders Report, are incorporated herein by reference:

        Consolidated Balance Sheets as of June 30, 1997 and 1998

        Consolidated Statements of Operations for the years ended June 30, 1996, 1997, and 1998

        Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1997, and 1998

        Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1997, and 1998

        Notes to Consolidated Financial Statements

        Report of Independent Auditors

        The supplementary financial information required by Item 8 is incorporated herein by reference from "Quarterly Financial Data" contained on page 16 of the 1998 Annual Shareholders Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 concerning directors of IFR is incorporated herein by reference from "Election of Directors" contained in IFR's Proxy Statement for its November 5, 1998 annual meeting of shareholders (the "1998 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference from "Election of Directors" and "Compensation of Directors", "Executive Compensation", and "Compensation Committee Report on Executive Compensation" contained in the 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference from "Outstanding Shares" and "Election of Directors" contained in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference from "Certain Relationships" contained in the 1998 Proxy Statement.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

        (a)(1) The following financial statements of IFR, included in the 1998 Annual Shareholders Report, are incorporated by reference in Item 8 of this report:

        Consolidated Balance Sheets as of June 30, 1997 and 1998

        Consolidated Statements of Operations for the years ended June 30, 1996, 1997, and 1998

        Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1997, and 1998

        Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1997, and 1998

        Notes to Consolidated Financial Statements

        Report of Independent Auditors

        (a)(2) The supplementary financial information included in the 1998 Annual Shareholders Report under the caption "Quarterly Financial Data" is incorporated by reference in Item 8 of this report. The following financial statement schedule of IFR is included in this report in response to Item 14(d):

        Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the instructions or are inapplicable, and therefore have been omitted.

        (a)(3)  See Exhibit Index

        (b) No Form 8-K was filed during the fourth quarter of the fiscal year ended June 30, 1998.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IFR Systems, Inc.
                                        (Registrant)


Date:  September 21, 1998            By    /s/ Alfred H. Hunt, III
                                        --------------------------
                                           Alfred H. Hunt, III
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  September 21, 1998            By    /s/ Alfred H. Hunt, III
                                        --------------------------
                                           Alfred H. Hunt, III
                                           Director, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


Date:  September 21, 1998            By    /s/ Ralph R. Whitney, Jr.
                                        ----------------------------
                                           Ralph R. Whitney, Jr.,
                                           Chairman of the Board of Directors


Date:  September 21, 1998            By    /s/ Wilton W. Cogswell, III
                                        ------------------------------
                                           Wilton W. Cogswell, III,
                                           Director


Date:  September 21, 1998            By    /s/ Donald L. Graf
                                        ---------------------
                                           Donald L. Graf,
                                           Director


Date:  September 21, 1998            By    /s/ John V. Grose
                                        --------------------
                                           John V. Grose,
                                           Director

Date:  September 21, 1998            By    /s/ Oscar L. Tang
                                        --------------------
                                           Oscar L. Tang,
                                           Director


Date:  September 21, 1998            By    /s/ Jeffrey A. Bloomer
                                        -------------------------
                                           Jeffrey A. Bloomer,
                                           Treasurer and Chief Financial
                                           Officer
                                           (Principal Financial and
                                           Accounting Officer)

EXHIBIT INDEX


Exhibit No.                         Description of Exhibit
-----------                         ----------------------
   2.1          Share Sale and Purchase Agreement, dated February 6, 1998, among
                IFR Systems, Inc., IFR Systems Limited, and The General Electric
                Company p.l.c. (Exhibit 2.01 to Form 8-K, dated February 6,
                1998, previously filed by Registrant).*

   2.2          Deed of Tax Covenant, dated February 6, 1998, between The
                General Electric Company p.l.c., as Covenantor, and IFR Systems
                Limited, as Purchaser (Exhibit 2.02 to Form 8-K, dated February
                6, 1998, previously filed by Registrant).*

   2.3          Agreement and Plan of Merger of IFR Systems, Inc., with IFR
                Merger Corporation, dated as of January 20, 1998 (Exhibit 2 to
                Form 8-K, dated January 30, 1998, previously filed by
                Registrant).*

   3.1          Amended and Restated Certificate of Incorporation of IFR
                Systems, Inc. (the "Company"), dated January 30, 1998 (Exhibit
                3.01 to Form 8-K, dated January 30, 1998, previously filed by
                Registrant).*

   3.2          Bylaws of the Company.

   4.1          Specimen certificate representing common stock of the Company
                (Exhibit 4.1 to Amendment No. 2 to the Company's Registration
                Statement on Form S-1 filed January 17, 1986, Reg. No. 33-2122, as previously filed by Registrant).*

   4.2          Article II of the Amended and Restated Certificate of
                Incorporation of the Company, (Included in Exhibit 3.1).*

   4.3 Articles I, III, and VII of the Amended and Restated Certificate of Incorporation of the Company, (Included in Exhibit 3.1).*

   4.4          Articles 2, 3, and 5 of the By-laws of the Company. (Included in
                Exhibit 3.2).*

   4.5          Rights Agreement between the Company and Harris Trust & Savings
                Bank dated as of February 28, 1989 (Exhibit 4.5 to the Company's
                Annual Report on Form 10-K for the year ended June 30, 1989,
                File No. 0-14224, previously filed by Registrant).*

   4.6          Form of Rights Certificate of the Company. (Included in Exhibit
                4.5).*

   4.7          IFR Systems, Inc., 1992 Nonqualified Stock Option Plan (Exhibit
                4(a) to the Company's Registration Statement on Form S-8 filed
                January 8, 1993, Reg. No. 33-56862, previously filed by
                Registrant).*

                                       25


Exhibit No.                         Description of Exhibit
----------                          ----------------------
   4.8          Form of Option Agreement for IFR Systems, Inc., 1992
                Nonqualified Stock Option Plan (Exhibit 4(b) to the Company's
                Registration Statement on Form S-8 filed January 8, 1993, Reg.
                No. 33-56862, previously filed by Registrant).*

   10.1         Description of Incentive Bonus Plan for Management of the
                Company. (Incorporated by reference from page 8 of the 1996
                Proxy Statement as filed on September 23, 1996, File No.
                0-14224).*

   10.2         Termination Agreement between the Company and Alfred H. Hunt,
                III (Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, previously filed by Registrant).*

   10.3         Termination Agreement between the Company and Friedel E. Arnold
                (Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, previously filed by Registrant).*

   10.4         Termination Agreement between the Company and Jeffrey A. Bloomer
                (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, previously filed by Registrant).*

   10.5         Termination Agreement between the Company and Iain M. Robertson
                (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, previously filed by Registrant).*

   10.6 IFR Systems, Inc. Employees' Profit Sharing Plan ( Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended
                June 30, 1990, File No. 0-14224, previously filed by
                Registrant).*

   10.7         Restricted Stock Grant Plan of the Company (Exhibit 10.7 to the
                Company's Annual Report on Form 10-K for the year ended June 30,
                1989, File No. 0-14224, previously filed by Registrant).*

   10.8 1988 Incentive Stock Option Plan of the Company (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June
                30, 1989, File No. 0-14224, previously filed by Registrant).*

   10.9 1996 Incentive Stock Option Plan of the Company (Exhibit A of the 1996 Proxy Statement as filed on September 23, 1996, File
                No. 0-14224, previously filed by Registrant).*




Exhibit No.                         Description of Exhibit
----------                          ----------------------
   10.10        Form of Indemnity Agreement entered into between the Company and its directors and certain of its officers as of February 27,
                1989 (Exhibit 10.8 to the Company's Annual Report on Form 10-K
                for the year ended June 30, 1989, File No. 0-14224, previously filed by Registrant).*

   10.11 IFR Systems, Inc., Outside Director Compensation, Stock Option, and Retirement Plan (Exhibit 10.12 to the Company's Annual
                Report on Form 10-K for the year ended June 30, 1990, File No.
                0-14224, previously filed by Registrant).*

   10.12 Lease between the Company and the City of Goddard, Kansas, dated as of March 15, 1997 (Exhibit 10.10 to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1997, previously filed by Registrant)*

   10.13        Credit Agreement, dated as of February 5, 1998, among IFR
                Systems, Inc., The First National Bank of Chicago, and various lenders (Exhibit 10.01 to the Form 8-K, dated February 6, 1998, previously filed by Registrant).*

   10.14 Form of Security Agreement executed by Registrants and its United States subsidiaries (Exhibit 10.02 to Form 8-K, dated
                February 6, 1998, previously filed by Registrant).*

   10.15 Form of Guaranty executed by each of Registrants United States subsidiaries (Exhibit 10.03 to Form 8-K, dated February 6, 1998, previously filed by Registrant).*

   10.16        Pledge Agreement between Registrant and First National Bank of
                Chicago (Exhibit 10.04 to Form 8-K, dated February 6, 1998, previously filed by Registrant).*

   10.17        Equitable Share Change by Registrant to First National Bank of
                Chicago (Exhibit 10.05 to Form 8-K, dated February 6, 1998, previously filed by Registrant).*

   10.18 Form of Copyright Security Agreement executed by Registrant and each of its United States subsidiaries (Exhibit 10.06 to Form
                8-K, dated February 6, 1998, previously filed by Registrant).*

   10.19 Form of Patent Security Agreement executed by Registrant and each of its United States subsidiaries (Exhibit 10.07 to Form
                8-K, dated February 6, 1998, previously filed by Registrant).*

   10.20 Form of Trademark Security Agreement Security Agreement executed by Registrant and each of its United States subsidiaries
                (Exhibit 10.08 to Form 8-K, dated February 6, 1998, previously filed by Registrant).*





Exhibit No.                         Description of Exhibit
----------                          ----------------------
   11.0         Statement regarding computation of per share earnings

   13.0 The portions of the Company's 1998 Annual Report to Shareholders that are expressly incorporated herein by reference.

   21.0         Subsidiaries of the Registrant

   23.0         Consent of Ernst & Young LLP

   27.0         Financial Data Schedule

------------------------


        *Document has been previously filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


-----------------------------------------------------------------------------------------------------------------------------------
               COL. A                      COL. B                    COL. C                           COL. D         COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                    Balance at Beginning    Charged to Costs   Charged to Other    Deductions--    Balance at End
            DESCRIPTION                  of Period            and Expenses       Accounts--        Describe (1)     of Year
                                                                                Describe (2)
----------------------------------------------------------------------------------------------------------------------------------

Year ended June 30,1998:
  Allowance for doubtful accounts
      (deducted in balance sheet
      from accounts receivable)            $499,996            $223,314           $303,000         $ 98,699            $927,611

Year ended June 30,1997:
  Allowance for doubtful accounts
      (deducted in balance sheet
      from accounts receivable)            $430,924            $ 87,293                --          $ 18,221            $499,996

Year ended June 30,1996:
  Allowance for doubtful accounts
      (deducted in balance sheet
      from accounts receivable)            $472,381            $106,547                --          $148,004            $430,924


Note 1: Uncollectible accounts receivable charged off, less recoveries.

Note 2: Beginning balance at February 6,1998 upon purchase of Marconi Instruments Ltd.