Form 10-Q
period 1998-09-30
IFR SYSTEMS INC
filed 1998-11-09
CIK 785546

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10 - Q

      (Mark One)

        /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

                                      OR

        / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ------------

                        Commission file number 0-14224

                               IFR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      48-1197645
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

     There were 8,206,015 shares of common stock, par value $.01 per share, of the Registrant outstanding as of October 20, 1998.

                               IFR SYSTEMS, INC.
                                  FORM 10 - Q
                                    INDEX

                                                                      PAGE
PART I -- FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at September 30,
          1998 and June 30, 1998                                        3


          Condensed Consolidated Statements of Operations for the
          three months ended September 30, 1998 and 1997.               5

          Condensed Consolidated Statements of Cash Flow for the
          three months ended September 30, 1998 and 1997                6

          Notes to Condensed Consolidated Financial Statements          7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9


PART II -- OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K                             14


SIGNATURES                                                             15

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               IFR SYSTEMS, INC.
                    CONDENSED  CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,   JUNE 30,
                                                          1998           1998
                                                       -----------    ---------
                                                       (UNAUDITED)     (NOTE)
                                                            (000'S OMITTED)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                           $   2,073     $     159
    Accounts receivable, less $903 and $927
        allowance for doubtful accounts, respectively      34,853        41,761
    Inventories:
        Finished products                                  18,840        18,122
        Work in process                                    10,974         9,556
        Materials                                          19,948        19,298
                                                        ---------     ---------
                                                           49,762        46,976

    Prepaid expenses and sundry                             4,389         4,083
    Deferred income taxes                                   4,045         4,025
                                                        ---------     ---------
        TOTAL CURRENT ASSETS                               95,122        97,004


PROPERTY AND EQUIPMENT, LESS
    ALLOWANCES FOR DEPRECIATION (DEDUCTION)                26,821        27,425


PROPERTY UNDER CAPITAL LEASE, LESS
    ALLOWANCES FOR DEPRECIATION (DEDUCTION)                 3,470         3,317


OTHER ASSETS
    Cost in excess of net assets acquired and other
        intangibles, less amortization of $6,462 and
        $5,928, respectively                               41,976        42,454
    Developed technology, less amortization
        of $624 and $390, respectively                     18,176        18,410
    Other                                                   2,051         2,147
                                                        ---------     ---------
                                                           62,203        63,011
                                                        ---------     ---------
                                                        $ 187,616     $ 190,757
                                                        ---------     ---------
                                                        ---------     ---------

Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                       SEPTEMBER 30,   JUNE 30,
                                                          1998           1998
                                                       -----------    ---------
                                                       (UNAUDITED)     (NOTE)
                                                            (000'S OMITTED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term bank borrowings (Note 2)                 $  11,000     $  11,000
    Accounts payable                                       11,446        11,168
    Accrued compensation and payroll taxes                  6,732         8,169
    Other liabilities and accrued expenses                 12,507        12,669
    Federal and state income taxes and local taxes             65           621
    Current maturity of capital lease obligations             185           185
    Current maturity of long-term debt                      3,750         3,500
                                                        ---------     ---------
        TOTAL CURRENT LIABILITIES                          45,685        47,312

CAPITAL LEASE OBLIGATIONS                                   3,534         3,580

LONG-TERM DEBT                                             95,375        96,500

DEFERRED INCOME TAXES                                      11,146        11,284

SHAREHOLDERS' EQUITY
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                         -             -
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 9,266,250 shares             93            93
    Additional paid-in capital                              7,094         7,121
    Cost of common stock in treasury---1,060,235
        and 1,065,313 shares, respectively (deduction)     (8,638)       (8,679)
    Cumulative translation adjustment                       1,807           386
    Retained earnings                                      31,520        33,160
                                                        ---------     ---------
                                                           31,876        32,081
                                                        ---------     ---------
                                                        $ 187,616     $ 190,757
                                                        ---------     ---------
                                                        ---------     ---------

See notes to condensed consolidated financial statements.

                             IFR SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                 --------------------------------------
                                                            1998          1997
                                                 (000'S OMITTED, EXCEPT PER SHARE DATA)

SALES                                                     $40,900       $25,521
COST OF PRODUCTS SOLD                                      22,467        14,584
                                                          -------       -------
GROSS PROFIT                                               18,433        10,937

OPERATING EXPENSES
    Selling                                                 7,243         2,718
    Administrative                                          5,027         1,899
    Engineering                                             6,388         3,141
                                                          -------       -------
                                                           18,658         7,758
                                                          -------       -------

OPERATING INCOME (LOSS)                                      (225)        3,179

OTHER EXPENSE                                               2,313            47
                                                          -------       -------

INCOME (LOSS) BEFORE INCOME TAXES                          (2,538)        3,132

INCOME TAXES (BENEFIT)                                       (898)        1,257
                                                          -------       -------

NET INCOME (LOSS)                                         $(1,640)       $1,875
                                                          -------       -------
                                                          -------       -------

NET INCOME (LOSS) PER COMMON SHARE                         $(0.20)      $  0.23
                                                          -------       -------
                                                          -------       -------

NET INCOME (LOSS) PER COMMON SHARE
    ASSUMING DILUTION                                      $(0.20)      $  0.22
                                                          -------       -------
                                                          -------       -------

AVERAGE COMMON SHARES
    OUTSTANDING                                             8,205         8,168
                                                          -------       -------
                                                          -------       -------

DILUTIVE COMMON SHARES
    OUTSTANDING                                             8,205         8,562
                                                          -------       -------
                                                          -------       -------

See notes to condensed consolidated financial statements.

                           IFR SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            1998          1997
                                                          -------       -------
                                                             (000'S OMITTED)
OPERATING ACTIVITIES
    Net income (loss)                                     $(1,640)      $ 1,875
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
           Depreciation of property and equipment           1,481           657
           Amortization of intangibles                        768           152
           Deferred income taxes                             (158)          -
           Changes in operating assets and liabilities:
               Accounts receivable                          8,080           263
               Inventories                                 (2,824)          (93)
               Other current assets                          (306)         (238)
               Accounts payable and accrued liabilities    (2,034)       (1,515)
               Other current liabilities                     (556)        1,001
                                                          -------       -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES               2,811         2,102
INVESTING ACTIVITIES
    Purchases of property and equipment                    (1,110)       (1,006)
    Sundry                                                    101            44
                                                          -------       -------
    NET CASH USED IN INVESTING ACTIVITIES                  (1,009)         (962)
FINANCING ACTIVITIES
    Purchases of capital stock for treasury                   -             (24)
    Principal payments on capital lease obligations           (46)          -
    Principal payments on long-term debt                     (875)          -
    Principal payments on short-term bank borrowings          -          (1,435)
    Proceeds from short-term bank borrowings                  -           1,150
    Proceeds from exercise of common stock options             14           441
    Payment of dividends                                      -            (273)
                                                          -------       -------
    NET CASH USED IN FINANCING ACTIVITIES                    (907)         (141)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     1,019           (43)
                                                          -------       -------
INCREASE IN CASH AND CASH EQUIVALENTS                       1,914           956
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              159         2,379
                                                          -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 2,073       $ 3,335
                                                          -------       -------
                                                          -------       -------

See notes to condensed consolidated financial statements.

                               IFR SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1998

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

NOTE 2 -- BANK BORROWINGS

       In March 1998, the Company entered into an amended and restated Credit Agreement with the bank syndication (the Agreement) to provide available lines of credit aggregating $30,000,000. The Agreement expires on February 5, 2004. Under the terms of the Agreement, borrowings bear interest at a spread over LIBOR based on certain financial criteria. The total interest rate on the outstanding portion of the lines of credit was 7.82% at September 30, 1998. The Agreement also includes a counter indemnity with a foreign bank to provide letters of credit and overdraft facilities totaling $8,500,000. As of September 30, 1998, the Company has available lines of credit aggregating $10,500,000. On November 3, 1998, the Company completed an amendment to the Agreement which increases the interest rate by approximately 75 basis points.

NOTE 3 -- ACQUISITIONS

MARCONI INSTRUMENTS

       On February 6, 1998, IFR acquired for cash all of the issued and outstanding capital stock of Marconi Instruments Limited, Hertfordshire, U.K. (Marconi), from The General Electric Company, p.l.c. (GEC). The purchase price for Marconi was approximately $109,000,000, paid in cash funded primarily by debt. The acquired business is engaged in the design, manufacture, distribution and sale of test and measurement equipment for the telecommunications and electronics industries. As a result of the acquisition, IFR acquired the foreign subsidiaries of Marconi which conduct business in France, Germany, Spain, and the United States. Marconi also has branches in the Netherlands, Singapore, Hong Kong, and China.

       The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the effective date of acquisition. The purchase price was allocated to the assets and liabilities based on their estimated fair values at the date of acquisition.

YORK SENSORS

      On December 22, 1997, the Company acquired York Sensors Ltd. in Hampshire, U.K. The acquired business is involved in the design and manufacture of distributed temperature sensing (DTS) equipment based on optical time domain reflectometer (OTDR) technology for the electric utility, oil exploration and other industries.

      The Company acquired assets of approximately $930,000 and assumed liabilities of approximately $1,902,000 for a nominal purchase price. This resulted in goodwill of approximately $972,000 which is being amortized over 10 years. The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the effective date of acquisition. The purchase price was allocated to the assets and liabilities based on their estimated fair values at the date of acquisition.

     The following pro forma data presents the consolidated results of operations as if the acquisitions had occurred on July 1, 1997, after giving effect to certain adjustments including amortization of intangibles, increased interest expense and related income tax effects. The pro forma data does not include non-recurring charges related to acquired research and development ($15,700,000) and inventory valuations ($11,844,000). The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated or which may occur in the future.

(in thousands, except per share data)

                                           Three Months Ended
                                           September 30, 1997
                                           ------------------
Sales                                            $53,855
Net income                                       $ 1,280
Net income per common share                      $  0.16
Net income per common share
       assuming dilution                         $  0.15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      In addition to historical information, this report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate", "estimate", "expect", "intend", "believe", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it can give no assurance that such expectations will prove to be correct and that actual results will not differ materially from the Company's expectations. Such forward-looking statements speak not only as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

     Factors that could cause actual results to differ from expectations include: (1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors, (2) fluctuations in the global economy and various foreign countries including recent developments adversely affecting the economies of various Asian countries, (3) demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations, (8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices,
(12) currency fluctuations, (13) inventory risks due to changes in market demand of the Company's business strategies, (14) unanticipated problems arising from the failure of one or more suppliers or customers of the Company or others to be able to maintain normal business operations after 1999 because of "Year 2000" computer difficulties, (15) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, (16) inability to realize anticipated efficiencies and savings from the Company's recent acquisition of Marconi Instruments Limited, and (17) other risks described herein.

YEAR 2000 MATTERS

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

     Because of the pervasive nature of computers and computer systems in the Company's products and equipment, as well as throughout the nation and world, it is impossible for the Company to provide any assurance that its efforts at identifying and remedying Year 2000 issues will be totally effective or that Year 2000 problems of others will not have a material adverse effect on the Company's operations and profits notwithstanding any efforts the Company may make. Accordingly, the following discussion contains numerous "forward looking" statements that are subject to the qualifications and cautionary statements contained in this report under the heading "Forward Looking Statements".

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

     INFORMATION TECHNOLGY AND ACCOUNTING SYSTEMS. IFR is also completing its assessment of its material information technology and principal accounting systems and believes it has made a substantial portion of the modifications for them to be Year 2000 compliant. Total expenditures to date for such modifications have been approximately $1,300,000 of which approximately $1,100,000 was spent to acquire new equipment or software prior to the time it would otherwise have been acquired. It is anticipated that the Company will incur additional expenditures of approximately $300,000 to upgrade its information technology and accounting systems in order to make them Year 2000 compliant.

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

RESULTS OF OPERATIONS

      Sales for the first quarter ended September 30, 1998 were $40,900,000 compared to $25,521,000 in the first quarter of the prior year. This represents an increase of 60.3% or $15,379,000. The current year includes sales valued at $21,092,000 from the acquisition of IFR Ltd., formerly Marconi Instruments Ltd., which was completed on February 6, 1998. Excluding the acquisition, sales declined by $5,713,000 or 22.4% due to lower sales of communication test instruments to government and commercial customers and lower sales of production and lab test equipment to fiber optic manufacturers.

      Gross margins increased to 45.1% for the current year quarter as compared to 42.9% in the previous year quarter. This increase is due to a more favorable product mix.

      Operating expenses increased 15.2% to 45.6% of sales for the current quarter. Selling expenses increased 7.0% as a percentage of sales due to the utilization of a direct sales force after the purchase of Marconi and increased product marketing communications. Administrative expenses increased 4.9% as a percentage of sales primarily due to recurring amortization charges related to the acquisition. Engineering expenses increased 3.3% in support of the development of new test instruments for the fiber optics and emerging wireless digital telecommunications markets. Operating expenses in general increased as a percent of sales because of the lower sales volume. The Company is implementing a program to bring costs in line with current sales, including reductions in personnel, wage freezes and other cost reductions. When fully implemented, these cost reductions are expected to reduce expenses by approximately $6,000,000 annually.

      Other expenses increased $2,266,000 compared to the prior year quarter as the result of higher interest expense related to the debt incurred to fund the acquisition.

      The estimated effective income tax rate was approximately 35.4% for the
current period and 40.1% for the previous year period.   The decrease represents
the impact of the foreign subsidiaries and their related tax rates.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows provided by operations were $2,811,000 and $2,102,000 for the three months period ended September 30, 1998 and 1997, respectively. The
increase in   funds  provided  was  due  to  a decrease in accounts receivable
and an increase in depreciation and amortization of intangibles.   Partially
offsetting these items was an increase in inventories, a decrease in accrued liabilities and a decrease in operating income.

      Cash flows used in financing activities were $907,000 and $141,000 for the three months period ended September 30, 1998 and 1997, respectively. The increase in funds used is due primarily to principal payments on long-term debt.

     A $.033 per share cash dividend was authorized by the Board of Directors
and paid in the first quarter of fiscal 1998.   Certain restrictive payments
concerning the debt incurred with the purchase of Marconi allow for cash dividends to be paid only when certain leverage ratios are obtained.

      Working capital decreased from $49,692,000 at June 30, 1998 to $49,437,000 at September 30, 1998.

      On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset stock option exercises from treasury stock and as a utilization of the anticipated excess cash flow during the year. As of September 30, 1998, the Company had purchased an aggregate of 470,000 shares under the program. Certain restrictive covenants concerning the debt incurred with the purchase of Marconi limit the amount of capital stock allowed to be purchased.

     At September 30, 1998, $11,000,000 was outstanding under the lines of credit.

      On November 3, 1998, the Company signed and completed negotiations on an amendment to its primary credit agreement (the Agreement). The amendment includes a waiver for a violation of the leverage ratio financial covenant for the period ending September 30, 1998. In addition, the leverage ratio test is suspended through the fiscal quarters ending on March 31, 1999. The Company anticipates the negotiations of new financial covenants after this date.

      The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures and working capital needs for the current fiscal year ending June 30, 1999.

OUTLOOK

     The Company expects the current softness in orders and sales to continue for several quarters. During the second quarter, the Company's cost reduction program will be in effect and management expects profits to resume in the second half of the fiscal year.

     In addition to efforts on the cost side, management is committed to the development of new products. A number of new products were launched during the first quarter, including test instruments for GSM digital protocols. More new products are scheduled to be introduced during the year.


PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     10.0 Amendment No. 1 and Waiver (dated as of November 3, 1998) to the Amended and Restated Credit Agreement

     11.0 Statement Re: Computation of Per Share Earnings

     27.0 Financial Data Schedule


     (b)  No Form 8-K was filed during the quarter ended September 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      IFR SYSTEMS, INC.


Date:  November 9, 1998               /s/ Alfred H. Hunt, III
       -----------------              ------------------------------
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