Form 10-Q
period 1998-12-31
IFR SYSTEMS INC
filed 1999-02-03
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

      (Mark One)


          /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR



          / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________to ____________

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
                                             --    --
         There were 8,208,015 shares of common stock, par value $.01 per share, of the Registrant outstanding as of January 11, 1999.

                                IFR SYSTEMS, INC.
                                   FORM 10 - Q
                                      INDEX



PART I -- FINANCIAL INFORMATION                                            PAGE

Item 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 1998
            and December 31, 1998                                            3

            Condensed Consolidated Statements of Operations for the three
            and six months ended December 31, 1998 and 1997                  5

            Condensed Consolidated Statements of Cash Flows for the
            six months ended December 31, 1998 and 1997                      6

            Notes to Condensed Consolidated Financial Statements             7


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10


PART II -- OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                   16

SIGNATURES                                                                  17

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31, JUNE 30,
                                                            1998        1998
                                                         ------------ --------
                                                          (UNAUDITED)  (NOTE)
ASSETS                                                       (IN THOUSANDS)

CURRENT ASSETS
    Cash and cash equivalents                             $  4,663   $    159
    Accounts receivable, less $915 and $927
        allowance for doubtful accounts, respectively       34,474     41,761
    Inventories:
        Finished products                                   17,022     18,122
        Work in process                                     11,816      9,556
        Materials                                           19,616     19,298
                                                          --------   --------
                                                            48,454     46,976

    Prepaid expenses and sundry                              4,206      4,083
    Deferred income taxes                                    4,036      4,025
                                                          --------   --------
        TOTAL CURRENT ASSETS                                95,833     97,004


PROPERTY AND EQUIPMENT, LESS
    ALLOWANCES FOR DEPRECIATION (DEDUCTION)                 26,200     27,425


PROPERTY UNDER CAPITAL LEASE, LESS
    ALLOWANCES FOR DEPRECIATION (DEDUCTION)                  3,347      3,317


OTHER ASSETS
    Cost in excess of net assets acquired, less
        amortization of $5,588 and $4,973, respectively     27,999     28,629
    Developed technology, less amortization
        of $858 and $390, respectively                      17,942     18,410
    Other intangibles, less amortization of $1,395
        and $955, respectively                              13,385     13,825
    Other                                                    2,222      2,147
                                                          --------   --------
                                                            61,548     63,011
                                                          --------   --------
                                                          $186,928   $190,757
                                                          ========   ========

Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                        DECEMBER 31,  JUNE 30,
                                                           1998        1998
                                                        ------------  --------
                                                         (UNAUDITED)   (NOTE)
                                                            (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Short-term bank borrowings (Note 3)                  $  15,000    $  11,000
    Accounts payable                                         9,817       11,168
    Accrued compensation and payroll taxes                   5,478        8,169
    Other liabilities and accrued expenses                  12,447       12,669
    Federal and state income taxes and local taxes            (123)         621
    Current maturity of capital lease obligations              185          185
    Current maturity of long-term debt                       4,000        3,500
                                                         ---------    ---------
        TOTAL CURRENT LIABILITIES                           46,804       47,312

CAPITAL LEASE OBLIGATIONS                                    3,488        3,580

LONG-TERM DEBT                                              95,125       96,500

DEFERRED INCOME TAXES                                       11,008       11,284

SHAREHOLDERS' EQUITY
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                         --           --
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 9,266,250 shares              93           93
    Additional paid-in capital                               7,086        7,121
    Cost of common stock in treasury---1,058,235
        and 1,065,313 shares, respectively (deduction)      (8,622)      (8,679)
    Accumulated other comprehensive income (Note 2)            827          386
    Retained earnings                                       31,119       33,160
                                                         ---------    ---------
                                                            30,503       32,081
                                                         ---------    ---------
                                                         $ 186,928    $ 190,757
                                                         =========    =========

See notes to condensed consolidated financial statements

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                           DECEMBER 31,             DECEMBER 31,
                                       --------------------------------------------
                                        1998        1997         1998          1997
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
SALES                                 $ 44,118     $ 27,539    $ 85,018     $ 53,060
COST OF PRODUCTS SOLD                   24,727       15,316      47,194       29,900
                                      --------     --------    --------     --------
GROSS PROFIT                            19,391       12,223      37,824       23,160

OPERATING EXPENSES
    Selling                              7,883        3,102      15,126        5,820
    Administrative                       3,875        2,465       8,902        4,364
    Engineering                          5,850        2,921      12,238        6,062
                                      --------     --------    --------     --------
                                        17,608        8,488      36,266       16,246
                                      --------     --------    --------     --------
OPERATING INCOME                         1,783        3,735       1,558        6,914

OTHER INCOME (EXPENSE)                  (2,433)         105      (4,746)          58
                                      --------     --------    --------     --------

INCOME (LOSS) BEFORE INCOME TAXES         (650)       3,840      (3,188)       6,972

INCOME TAX EXPENSE (BENEFIT)              (249)       1,549      (1,147)       2,806
                                      --------     --------    --------     --------

NET INCOME (LOSS)                     $   (401)    $  2,291    $ (2,041)    $  4,166
                                      ========     ========    ========     ========

NET INCOME (LOSS) PER COMMON SHARE    $  (0.05)    $   0.28    $  (0.25)    $   0.51
                                      ========     ========    ========     ========

NET INCOME (LOSS) PER COMMON SHARE
    ASSUMING DILUTION                 $  (0.05)    $   0.26    $  (0.25)    $   0.48
                                      ========     ========    ========     ========

AVERAGE COMMON SHARES
    OUTSTANDING                          8,208        8,228       8,206        8,198
                                      ========     ========    ========     ========

DILUTIVE COMMON SHARES
    OUTSTANDING                          8,208        8,711       8,206        8,632
                                      ========     ========    ========     ========

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                                1998       1997
                                                                ----       ----
                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
    Net income (loss)                                        $(2,041)    $ 4,166
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
           Depreciation of property and equipment              3,008       1,211
           Amortization of intangibles                         1,523         280
           Deferred income taxes                                (287)       --
           Changes in operating assets and liabilities:
               Accounts receivable                             8,459         399
               Inventories                                    (1,516)       (107)
               Other current assets                             (123)       (245)
               Accounts payable and accrued liabilities       (5,236)        689
               Other current liabilities                        (744)        966
                                                             -------     -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                  3,043       7,359
INVESTING ACTIVITIES
    Purchases of property and equipment                       (2,107)     (1,734)
    Sundry                                                       (70)         45
                                                             -------     -------
    NET CASH USED IN INVESTING ACTIVITIES                     (2,177)     (1,689)
FINANCING ACTIVITIES
    Purchases of capital stock for treasury                     --        (1,332)
    Principal payments on capital lease obligations              (92)       --
    Principal payments on long-term debt                        (875)       --
    Principal payments on short-term bank borrowings          (1,300)     (1,480)
    Proceeds from short-term bank borrowings                   5,300       1,150
    Proceeds from exercise of common stock options                24         946
    Payment of dividends                                        --          (577)
                                                             -------     -------
    NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES           3,057      (1,293)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          581           5
                                                             -------     -------
INCREASE IN CASH AND CASH EQUIVALENTS                          4,504       4,382
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 159       2,379
                                                             -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 4,663     $ 6,761
                                                             =======     =======

See Notes to Condensed Consolidated Financial Statements

                                IFR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1998

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

NOTE 2 -- COMPREHENSIVE INCOME

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (Statement 130). Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. As a consequence of this change, certain balance sheet reclassifications were necessary for previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure statement did not affect the Company's financial position or results of operations. The Company's total comprehensive income was as follows ($000's):

                                      Three Months Ended       Six Months Ended
                                          December 31,            December 31,
                                        1998         1997      1998         1997
                                      --------------------------------------------
Net income (loss)                      $  (401)    $ 2,291    $(2,041)    $ 4,166

Other comprehensive income:
       Foreign currency translation       (980)        127        441         (45)
                                       -------     -------    -------     -------

Total comprehensive income (loss)      $(1,381)    $ 2,418    $(1,600)    $ 4,121
                                       -------     -------    -------     -------
                                       -------     -------    -------     -------

NOTE 3 -- BANK BORROWINGS

     In March 1998, the Company entered into an amended and restated Credit Agreement with the bank syndication (the Credit Agreement) to provide available lines of credit aggregating $30,000,000. The Credit Agreement expires on February 5, 2004. Under the terms of the Credit Agreement, borrowings bear interest at a spread over LIBOR based on certain financial criteria. The total interest rate on the outstanding portion of the lines of credit was 8.36% at December 31, 1998. The Credit Agreement also includes a counter indemnity with a foreign bank to provide letters of credit and overdraft facilities totaling $8,500,000. As of December 31, 1998, the Company has available lines of credit aggregating $6,500,000. On November 3, 1998, the Company completed an amendment to the Credit Agreement which increases the interest rate by approximately 75 basis points.

NOTE 4 -- ACQUISITIONS

MARCONI INSTRUMENTS

     On February 6, 1998, IFR acquired for cash all of the issued and outstanding capital stock of Marconi Instruments Limited, Hertfordshire, U.K. (Marconi), from The General Electric Company, p.l.c. (GEC). The purchase price for Marconi was approximately $109,000,000, paid in cash funded primarily by debt . The acquired business is engaged in the design, manufacture, distribution and sale of test and measurement equipment for the telecommunications and electronics industries. As a result of the acquisition, IFR acquired the foreign subsidiaries of Marconi which conduct business in France, Germany, Spain, and the United States. Marconi also has branches in the Netherlands, Singapore, Hong Kong, and China.

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


(in thousands, except per share data)      Three Months          Six Months
                                              Ended                 Ended
                                         December 31, 1997     December 31, 1997
                                        ----------------------------------------
Sales                                      $   54,703             $   108,558
Net income                                 $    1,895             $     3,264
Net income per common share                $     0.23             $      0.40
Net income per common share
       assuming dilution                   $     0.22             $      0.38

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

     IFR PRODUCTS. The Company has evaluated all of its existing products and those used by customers and has concluded such products now being manufactured or in the field will not require modification in order to be Year 2000 compliant.

     IFR'S OPERATING AND MANUFACTURING EQUIPMENT. IFR has conducted an assessment of the majority of its manufacturing and other operating equipment and has either upgraded or made arrangements for the upgrading of all material items of equipment that are found not to be Year 2000 compliant. To date, the Company has incurred approximately $220,000 in Year 2000 equipment upgrade expenditures and anticipates spending approximately $20,000 to complete the upgrade process. IFR does not anticipate any serious difficulty in completing the upgrade process and testing its equipment prior to December 31, 1999.

     INFORMATION TECHNOLGY AND ACCOUNTING SYSTEMS. IFR is also completing its assessment of its material information technology and principal accounting systems and believes it has made a substantial portion of the modifications for them to be Year 2000 compliant. Total expenditures to date for such modifications have been approximately $1,400,000 of which approximately $1,100,000 was spent to acquire new equipment or software prior to the time it would otherwise have been acquired. It is anticipated that the Company will incur additional expenditures of approximately $50,000 to upgrade its information technology and accounting systems in order to make them Year 2000 compliant.

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

CONTINGENCY PLANS. The Company has not adopted any Year 2000 contingency plan. It is considering the need to do so.

RESULTS OF OPERATIONS

     2ND QUARTER FY99 COMPARED TO 2ND QUARTER FY98

     Sales for the second quarter ended December 31, 1998 were $44,118,000 compared to $27,539,000 in the second quarter of the prior year. This represents an increase of 60.2% or $16,579,000. The current year includes sales of $21,669,000 from the acquisition of IFR Ltd. which was completed on February 6, 1998. Excluding the acquisition, sales declined by $5,090,000 or 18.5% due to lower sales of communication test instruments to government and commercial customers and lower sales of production and lab test equipment to fiber optic manufacturers.

     Gross margins decreased to 44.0% for the current year quarter as compared to 44.4% in the previous year quarter.

     Operating expenses increased 9.1% to 39.9% of sales for the current quarter. Selling expenses increased 6.6% as a percentage of sales due to the utilization of a direct sales force after the purchase of Marconi and increased product marketing communications. Administrative expenses decreased 0.3% as a percentage of sales primarily due to cost reductions offset by recurring amortization charges related to the acquisition. Engineering expenses increased 2.7% in support of the development of new test instruments for the fiber optics and emerging wireless digital telecommunications markets. The Company is implementing a program to bring costs in line with current sales, including reductions in personnel, wage freezes and other cost reductions. When fully implemented, these cost reductions are expected to reduce expenses by approximately $6,000,000 annually.

     Other expenses increased $2,538,000 compared to the prior year quarter as the result of higher interest expense related to the debt incurred to fund the acquisition.

     The estimated effective income tax rate was approximately 38.3% for the current period and 40.3% for the previous year period. The decrease represents the impact of the foreign subsidiaries and their related tax rates.

     FY99 YEAR-TO-DATE COMPARED TO FY98 YEAR-TO-DATE

     Sales for the six months ended December 31, 1998 were $85,018,000 compared to $53,060,000 in the previous year. This represents an increase of 60.2% or $31,958,000. The current year includes sales valued at $42,761,000 from the acquisition of IFR Ltd. which was completed on February 6, 1998. Excluding the acquisition, sales declined by $10,803,000 or 20.4% due to lower sales of communication test instruments to government and commercial customers and lower sales of production and lab test equipment to fiber optic manufacturers.

     Gross margins increased 0.9% to 44.5% of sales for the six month period. This increase is due to a more favorable product mix.

     Operating expenses increased 12.1% to 42.7% of sales for the six month period. Selling expenses increased 6.8% as a percentage of sales due to the utilization of a direct sales force after the purchase of Marconi and increased product marketing communications. Administrative expenses increased 2.3% as a percentage of sales primarily due to recurring amortization charges related to the acquisition partially offset by cost reductions. Engineering expenses increased 3.0% in support of the development of new test instruments for the fiber optics and emerging wireless digital telecommunications markets. The Company is implementing a program to bring costs in line with current sales, including reductions in personnel, wage freezes and other cost reductions. When fully implemented, these cost reductions are expected to reduce expenses by approximately $6,000,000 annually.

     Other expenses increased $4,804,000 compared to the prior year period as the result of higher interest expense related to the debt incurred to fund the acquisition.

     The estimated effective income tax rate was 36.0 % for the six months ended December 31, 1998 and 40.2% in the previous year. The decrease represents the impact of the foreign subsidiaries and their related tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations were $3,043,000 and $7,359,000 for the six months period ended December 31, 1998 and 1997, respectively. The decrease in funds provided was due to lower operating income, a decrease in accounts payable and accrued liabilities, and higher inventories. Partially offsetting these items was a decrease in accounts receivable and an increase in depreciation and amortization of intangibles.

     Cash flows provided (used) in financing activities were $3,057,000 and ($1,293,000) for the six months period ended December 31, 1998 and 1997, respectively. The increase in funds provided is due primarily to short-term bank borrowings.

     A $.033 per share cash dividend was authorized by the Board of Directors and paid in the first and second quarter of fiscal 1998. Certain restrictive payments concerning the debt incurred with the purchase of Marconi allow for cash dividends to be paid only when certain leverage ratios are obtained.

     Working capital decreased from $49,692,000 at June 30, 1998 to $49,029,000 at December 31, 1998.

     On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset stock option exercises from treasury stock and as a utilization of the anticipated excess cash flow during the year. As of December 31, 1998, the Company had purchased an aggregate of 470,000 shares under the program. Certain restrictive covenants concerning the debt incurred with the purchase of Marconi limit the amount of capital stock allowed to be purchased.

         At December 31, 1998, $15,000,000 was outstanding under the lines of credit.

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

OUTLOOK

         The Company expects the current softness in orders and sales to continue for several quarters. The Company's cost reduction program has been implemented and management expects profits to resume in the second half of the fiscal year.

         In addition to efforts on the cost side, management is committed to the development of new products. A number of new products were launched during the first and second quarter, including test instruments for GSM digital protocols and other new wireless and fiber optic communication protocols. More new products are scheduled to be introduced during the fiscal year.


PART II -- OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         11.0     Statement Re: Computation of Per Share Earnings

         27.0     Financial Data Schedule


         (b) No Form 8-K was filed during the quarter ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IFR SYSTEMS, INC.


Date:  February 3, 1998                   /s/ Alfred H. Hunt, III
       ----------------                   -----------------------
                                          Alfred H. Hunt, III,
                                          President and CEO
                                          (Duly authorized officer)

                                          /s/ Jeffrey A. Bloomer
                                          -------------------------
                                          Jeffrey A. Bloomer,
                                          Chief Financial Officer
                                          and Treasurer
                                          (Principal financial and chief
                                          accounting officer)