Form 10-K
period 1999-03-31
IFR SYSTEMS INC
filed 1999-06-29
CIK 785546

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [x ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from July 1, 1998 to March 31, 1999

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1943 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES X   NO ___
                                    ---
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 7, 1999 was approximately $34,961,626 (based on the June 7, 1999 closing price of $4.25 per share). As of June 7, 1999, there were 8,226,265 shares of Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

        The Exhibit Index to this Form 10-K is located on pages 55 through 58.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    TABLE OF CONTENTS

                                                                                      PAGE
PART I..................................................................................1

     Item 1.    Business................................................................1
     Item 2.    Properties.............................................................11
     Item 3.    Legal Proceedings......................................................11
     Item 4.    Submission of Matters to a Vote of Security Holders....................11
     Item 4A.   Executive Officers of the Registrant...................................12


PART II................................................................................13

     Item 5.    Market for the Registrant's Common Equity
                     and Related Shareholder Matters...................................13
     Item 6.    Selected Financial Data................................................14
     Item 7.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.....................15
     Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.............21
     Item 8.    Financial Statements and Supplementary Data............................22
     Item 9.    Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure............................53


PART III...............................................................................53

     Item 10.   Directors and Executive Officers of the Registrant.....................53
     Item 11.   Executive Compensation.................................................53
     Item 12.   Security Ownership of Certain Beneficial Owners and Management.........53
     Item 13.   Certain Relationships and Related Transactions.........................53


PART IV................................................................................54

     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........54
                Exhibit Index .........................................................55
                Signatures.............................................................59

                             PART I

ITEM 1.  BUSINESS

GENERAL

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

         In the description of the Company's business, reference to "IFR" and to the "Company" includes all subsidiaries of the Company, unless otherwise stated.

CHANGE IN FISCAL YEAR

         In January 1999, the Company changed its fiscal year from a year commencing on July 1 and ending on June 30 of the following year to a year commencing on April 1 and ending on March 31 of the following year. The information contained in this 10-K for the most recent fiscal year is for the nine month transition period from July 1, 1998 to March 31, 1999.

DISCONTINUED OPERATIONS - see NOTE 12 to the consolidated financial statements

         On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale is expected to be completed by July 31, 1999. The transaction is expected to generate proceeds of approximately $43,000,000 in cash.

     The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. The consolidated balance sheets have been segregated to reflect the OTM Division as discontinued operations and prior periods have been restated. The consolidated statements of cash flows and the consolidated statements of shareholders' equity include the OTM Division.

PRODUCTS

           While the Company makes a broad variety of products, substantially all of the Company's products are test instruments. The Company has two segments: ETM Division and OTM Division. The OTM Division is reported as discontinued operations. See NOTE 12 to the consolidated financial statements.

           However, for purposes of the following discussion, sales from both continuing and discontinued operations are included.

         The following table sets forth the contribution to total net sales of each of the Company's four classes of test instruments for the periods ended (amounts in thousands of dollars):

                                                                               (Nine Months)
                                    June 30, 1997         June 30, 1998         March 31, 1999
                                    -------------         -------------         --------------
                                    Amount     %          Amount     %          Amount       %
                                    ------     -          ------     -          ------       -
Communications                     $44,684    43.2       $46,616    31.5       $31,654      24.4
Test & Measurement                   4,644     4.5        20,836    14.1        26,441      20.4
Avionics                             9,767     9.4         9,520     6.4        11,387       8.8
Fiber Optics                        31,466    30.4        35,906    24.2        21,100      16.3

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

         The professional mobile radio market, a traditionally strong market for IFR, is also beginning to move towards digital technology with a new worldwide terrestrial trunked radio access ("TETRA") protocol. IFR has been one of the contributing suppliers for the initial test equipment requirements for TETRA system design and production. IFR recently released its 2968 TETRA mobile radio test set. IFR is presently researching other new technologies, including the Project 25 ("P25") standard proposed by the Association of Public Communications Officers International, "iDEN", a Motorola technology used predominately by Nextel for general trunked radio access, and "EDACS Prism" developed by Ericsson.

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

         FIBER OPTICS TEST EQUIPMENT (INCLUDED IN DISCONTINUED OPERATIONS, SEE NOTE 12 TO THE CONSOLIDATED FINANCIAL STATEMENTS). The Company's fiber optic test instruments marketed under the "PK Technology" name consist of portable and stationary units used to test and verify specific parameters of optic fibers. IFR equipment is used by telephone companies, installers of voice/data communications networks, cable television operators, utilities, contractors, fiber manufacturers, and the military.

         The Company's fiber optics products are sold in seven basic market sectors: video analysis products, index profiling products, dispersion products, transmission products, telecom products, fiber accessory products, and component test products.

         Video analysis products are used for measurement of the glass geometry of fiber and the coating geometry of single fibers and ribbon fibers. There are three segments to the video analysis market: fiberglass geometry, fiber coating geometry, and fiber ribbon geometry. The Company believes PK Technology is the leading supplier in the entire video analysis market and is the only commercial supplier to the fiber coating geometry test market, which is generally limited to customers in Japan and Korea.

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

         The Company's 1997 acquisition of York Sensors provides a range of distributed temperature-sensing equipment based on optical time domain reflector technology. These instruments are used to determine temperature distribution in optical fibers and are used in electrical power transmission, plant monitoring, down-hole and other fire detection applications.

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

         The following table sets forth the total sales of other products and services of the Company for the periods ended (amounts in thousands of dollars):

                                                            (Nine Months)
                        June 30, 1997     June 30, 1998     March 31, 1999
                        -------------     -------------     --------------
Service                     $9,837           $ 18,355         $ 19,755
Other                        3,119              8,291            8,311
ATE & Solutions                 --              8,545           10,869

COMPETITION

           IFR competes with numerous companies, foreign and domestic, many of which have greater financial, marketing, and technical resources than IFR. According to Prime Data, the test instrument global market is estimated at approximately $8.0 billion. IFR's market share is estimated as approximately two percent. Over 40% of the test instrument market is controlled by two suppliers. Competition is based primarily on product quality, technological innovation, product features and customer service. IFR believes it is an effective competitor in all these areas.

MARKETING AND DISTRIBUTION

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The Company's products require a wide variety of electronic and mechanical components, most of which are purchased. The Company has multiple sources for the vast majority of the components and materials it uses; however, there are some instances where the components are obtained from a sole-source supplier. If a sole-source supplier ceased to deliver, the Company could experience a temporary adverse impact on its operations; however, management believes alternative sources could be identified quickly. With occasional exceptions, purchased materials and components have generally been available to the Company as needed with acceptable lead times.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS

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

SEASONALITY

           The Company's business is not seasonal in nature.

WORKING CAPITAL ITEMS

           IFR is typically able to meet its delivery schedules without maintaining large inventories of completed goods and its customers generally do not require extended payment terms. Accordingly, the ability to fund working capital requirements for inventory and receivables financing is not a material factor and the Company does not consider itself to have any unusual working capital needs.

CUSTOMERS

           IFR's products are marketed to a diverse customer base and no single product line is a predominant factor in determining revenues or profits. IFR does not have a single customer or a few customers, the loss of any one or more of which would have a material adverse effect.

BACKLOG

           Backlog is not a material factor in the Company's business because most orders are in smaller quantities or on terms that allow the customer to cancel or delay delivery without significant penalty. The Company's backlog of firm orders was approximately $33,500,000 at June 30, 1998, and $37,500,000 at March 31, 1999. It is anticipated that all of the backlog orders will be filled during the current fiscal year unless canceled or deferred by customers.

GOVERNMENT AND MILITARY CONTRACTS

           During the past fiscal year, approximately 3.1% of the Company's revenues were derived from sales to the United States and its various agencies including the armed services. All contracts with the United States Government and its agencies are subject to termination at the convenience of the government.

         IFR has maintained a portion of its business in military contracting. Over the past five fiscal years, the percentage of total revenues from sales to the military has ranged from a high of 21.6% in 1995 to a low of 3.1% in fiscal 1999. Military contracts generally provide an opportunity to diversify the customer base, but typically involve lower margins than commercial sales to private industry. IFR anticipates continuing to make military sales on a selective basis but has no present plan to significantly increase its military contracting.

RESEARCH AND DEVELOPMENT

           The test equipment industry is characterized by continuous technology changes which require an ongoing effort to enhance existing products and to develop new products. IFR relies primarily on its internal research and development programs for the development of new products and for improvement of existing products. The Company does not perform basic research but uses new component and software technologies in the development of new products. The Company's research and development expenditures excluding discontinued operations were approximately $11,816,000 in fiscal 1999, $9,208,000 in fiscal 1998, and $6,223,000 in fiscal 1997. As of May 31, 1999, the Company had approximately 140 professional employees engaged in research and development activities.

GOVERNMENTAL REGULATION

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

EMPLOYEES

         At May 31, 1999, the Company had approximately 1,600 full-time employees. None of the Company's employees is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

           For information concerning the Company's export sales, see Note 9 of the "Notes to Consolidated Financial Statements" for the nine months ended March 31, 1999. Because more than half of IFR's sales are to customers located outside the United States, its results are affected by weak economic conditions in other countries and by changes in various foreign currency exchange rates.

           On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a common currency, the euro. IFR has extensive sales to these countries and has significant operations in the United Kingdom. The United Kingdom is not one of the countries that has converted to the euro. However, data processing and accounting software is currently processing transactions in euros as well as other foreign currencies. IFR does not anticipate any significant impact of the euro currency on exchange gains or losses.

EFFECT OF GLOBAL ECONOMIC CONDITIONS

           The impact from the economic problems and currency disruptions in Asia spread to Eastern Europe, Latin America, and elsewhere and has materially adversely affected the Company's sales and earnings. The majority of the companies in the test equipment industry have also announced declining sales and reduced earnings. Although the Company believes the worst is now behind it, the Company is cautious as to how quickly its markets will recover. The cost reduction program which was implemented early in fiscal 1999 is proceeding as planned. At the same time, the Company is continuing to invest in engineering and marketing to strengthen its competitive position and prepare for renewed growth and a return to profitability.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - FORWARD-LOOKING STATEMENTS

           In addition to historical information, this report contains forward-looking statements and information that are based on management's beliefs and assumptions, as well as information currently available to management. Forward-looking statements are all statements other than statements of historical fact included in this report. When used in this document, the words "anticipate", "estimate", "expect", "intend", "believe", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it can give no assurance that such expectations will prove to be correct and that actual results will not differ materially from the Company's expectations. Such forward-looking statements speak only as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

         Factors that could cause actual results to differ from expectations include: (1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors, (2) fluctuations in the global economy and various foreign countries including recent developments adversely affecting the economies of various Asian countries, (3) demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations, (8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices,
(12) currency fluctuations, (13) inventory risks due to changes in market demand or the Company's business strategies, (14) unanticipated problems arising from the failure of one or more suppliers or customers of the Company or others to be able to maintain normal business operations after 1999 because of "Year 2000" computer difficulties, (15) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, (16) inability to realize anticipated efficiencies and savings from the Company's acquisition of Marconi Instruments, Limited and (17) other risks described herein.

ITEM 2.  PROPERTIES

         IFR's principal executive offices and principal manufacturing facilities are located at 10200 West York Street, Wichita, Kansas, 67215. Its other major facility in the United States is located in Beaverton, Oregon. IFR also operates manufacturing facilities and sales offices in the United Kingdom and has sales offices in six other countries.

         IFR generally considers the productive capacity of its plants adequate and suitable for the requirements of the company. The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year. The following table describes the Company's principal facilities.

                                                                      (1)
                                     Square                          Lease
Location                             Footage        Lease/Owned     Expires     Description
--------                             -------        -----------     -------     -----------
Wichita, Kansas                      156,000    Capital lease (2)     2017     Mfg., Eng.,
                                                                               Admin., Sales
Beaverton, Oregon (3)                 46,000    Operating Lease       1999     Mfg., Eng.,
                                                                               Admin., Sales
Stevenage, Hertfordshire, England
     Longacres House                  46,000    Operating Lease       2020     Admin., Sales
     Six Hills Way Bldg               81,000    Owned                 N/A      Mfg., Eng.
     Gunnelswood Road Bldg            34,000    Owned                 N/A      Manufacturing
     Sanders Bldg                     27,000    Owned                 N/A      Inventory

Green Road, Luton, England            32,000    Operating Lease       1999     Customer Service
Chandlers Ford, England (3)           24,000    Owned                 N/A      Mfg., Eng.,
                                                                               Admin., Sales

         (1)  Includes renewal option periods where appropriate.
         (2) Industrial revenue bond financing in which the Company has an option to purchase for a nominal price.
         (3)  Part of discontinued operations.

ITEM 3.  LEGAL PROCEEDINGS

         IFR is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of IFR's security holders during the fiscal quarter ended March 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

         Name                  Age             Position
         ----                  ---             --------
         Alfred H. Hunt, III    62    Chairman of the Board of Directors
                                        and Chief Technology Officer
         David A. Blaskowsky    35    General Manger OTM Division
         Jeffrey A. Bloomer     42    Executive Vice President, Treasurer
                                        and Chief Financial Officer
         Iain M. Robertson      57    President and Chief Operating Officer
         Friedel E. Arnold      61    General Manager, IFR Americas, Inc.

         Executive officers are appointed by the Board of Directors on an annual basis and serve until their successors have been duly elected. There are no family relationships among any of the executive officers or directors of the Company.

         ALFRED H. HUNT, III was named Chairman of the Board of the Company in April 1999 and is also the Chief Technology Officer. Mr. Hunt served as the President & Chief Executive Officer of IFR since 1983 and became Vice Chairman in 1990. He was the Vice President and General Manager of IFR from 1971 through 1983.

         DAVID A. BLASKOWSKY has been the General Manager of the Optical Test and Measurement Division since April 1998. Mr. Blaskowsky served as Director of Finance and Administration of the OTM Division from July 1993 through April 1998.

         JEFFREY A. BLOOMER has been the Executive Vice President of the Company since April 20, 1999 and its Treasurer and Chief Financial Officer since November 1995. He served as the Company's Director of Finance from August 1994 through November 1995. Prior to joining the Company, he was the General Manager of Pawnee Industries, Inc., a plastics manufacturing company.

         IAIN M. ROBERTSON was named the President and Chief Operating Officer and elected to the Board of Directors of the Company in April 1999. From April 1998 to April 1999, Mr. Robertson was the General Manager of the Company's Electronic Test and Measurement Division. From July 1995 through April 1998, he was the General Manager of the Optical Test and Measurement Division. Prior to joining the Company, he was a consultant and Chief Executive of York Ltd.

         FRIEDEL E. ARNOLD retired from the Company on May 7, 1999. Mr. Arnold was the General Manager of IFR Americas, Inc., and its predecessors, since January 1995 and was the Vice President from January 1996 to November 1997. During the period 1987 through 1994 he was the President of Dorne and Margolin, an aerospace manufacturing company.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

         The Company's common stock is traded on the national over-the-counter market under the NASDAQ symbol IFRS. The approximate number of shareholders of record as of June 7, 1999, was 1,139. The high and low sales prices of the Company's common stock for the fiscal quarters for the periods ended are set forth below (in dollars).

              (Nine Months)
              March 31, 1999    June 30, 1998      June 30, 1997
--------------------------------------------------------------------
 Quarters      High     Low     High     Low       High      Low
--------------------------------------------------------------------
 First        23 1/4   4 1/8   22       11 1/2   10 11/16    7 3/16
 Second        6 1/2   3 1/8   23 1/2   15 1/8   11 11/16    9 5/16
 Third         7       4 5/8   25 1/2   14 1/8   12 3/4     10
 Fourth        -       -       22 1/2   17 1/2   12 1/2      9 1/2

         No cash dividends were paid during the fiscal year ended March 31, 1999. The Company paid cash dividends in the fiscal year ended June 30, 1998 of $0.033 per share on September 12 and December 5, 1997.

         The Company's credit agreement with First National Bank of Chicago and other lenders precludes the payment of cash dividends by the Company.

                ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1999
                                                (NINE MONTHS)    1998       1997       1996      1995
---------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
     Sales                                        $ 106,159   $ 108,891   $ 67,710   $ 57,234   $ 53,692
     Operating income (loss)                          3,468     (16,137)     8,417      7,112      4,425
     Operating income - excluding
           non-recurring charges (1)                  3,468      11,407      8,417      7,112      4,425
     Research & development expense                  11,816       9,208      6,223      4,153      4,203
     Continuing operations:
           Income (loss)                             (2,149)    (18,078)     5,254      4,516      2,996
           Income (loss) excluding non-
                recurring charges (1)                (2,149)      5,797      5,254      4,516      2,996
---------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
     Total assets                                 $ 187,043   $ 190,757   $ 65,830   $ 60,713   $ 58,402
     Working capital                                 46,163      49,692     33,515     27,273     22,948
     Shareholders' equity                            28,228      32,081     48,154     43,368     38,636
     Long-term debt and
        capital lease obligations                    96,567     100,080      3,765      2,110      2,395
---------------------------------------------------------------------------------------------------------
PROFITABILITY RATIOS
     Gross profit                                     44.6%       32.7%      39.4%      36.7%      34.4%
     Gross profit - excluding
           non-recurring charges (1)                   44.6        43.6       39.4       36.7       34.4
     Continuing operations:
           Income (loss)                               (2.0)      (16.6)       7.8        7.9        5.6
           Income (loss) excluding non-
                recurring charges (1)                  (2.0)        5.3        7.8        7.9        5.6
           Effective income tax rate (1)               41.3        34.3       37.0       37.9       29.1
     Return on assets (2)                              (1.5)      (14.1)       8.3        7.6        5.5
     Return on equity (2)                              (9.5)      (45.1)      11.5       11.0        8.2
---------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE - DILUTED
     Continuing operations:
           Income (loss)                            $ (0.26)    $ (2.21)    $ 0.62     $ 0.53     $ 0.35
           Income (loss) excluding non-
                recurring charges (1)                 (0.26)       0.66       0.62       0.53       0.35
     Book value                                        3.67        4.90       5.43       4.84       4.35
     Dividends                                            -        0.07          -          -          -
---------------------------------------------------------------------------------------------------------

         Amounts differ from previously reported amounts since the results of the OTM Division have been reflected as discontinued operations (see NOTE 12 to the consolidated financial statements).

(1) - Excludes pre-tax acquisition related charges of $11,844,000 in cost of products sold and $15,700,000 in operating expenses. The effective income tax rate excludes the effect of the acquisition adjustments.

(2) - Annualized the 1999 nine months loss from continuing operations ($2,149,000) to calculate these returns.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - FORWARD-LOOKING STATEMENTS

         In addition to historical information, this report contains forward-looking statements and information that are based on management's beliefs and assumptions, as well as information currently available to management. Forward-looking statements are all statements other than statements of historical fact included in this report. When used in this document, the words "anticipate", "estimate", "expect", "intend", "believe", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it can give no assurance that such expectations will prove to be correct and that actual results will not differ materially from the Company's expectations. Such forward-looking statements speak only as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

         Factors that could cause actual results to differ from expectations include: (1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors, (2) fluctuations in the global economy and various foreign countries including recent developments adversely affecting the economies of various Asian countries, (3) demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations, (8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices, (12) currency fluctuations, (13) inventory risks due to changes in market demand or the Company's business strategies, (14) unanticipated problems arising from the failure of one or more suppliers or customers of the Company or others to be able to maintain normal business operations after 1999 because of "Year 2000" computer difficulties, (15) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, (16) inability to realize anticipated efficiencies and savings from the Company's acquisition of Marconi Instruments, Limited and (17) other risks described herein.

SALE OF THE OTM DIVISION

         On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's OTM Division. The sale is expected to be completed by July 31, 1999. The transaction is expected to generate proceeds of approximately $43,000,000 in cash. Net proceeds of the sale will be utilized to reduce long-term debt. The sale will allow the Company to further focus on the ETM Division.

         As a consequence of the divestiture, the results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. The consolidated balance sheets have been segregated to reflect the OTM Division as discontinued operations and prior periods have been restated. The consolidated statements of cash flows and consolidated statements of shareholders' equity include the OTM Division.

         The net gain on disposal will be recognized in the period the sale is completed. See Note 12 to the consolidated financial statements for further discussion.

COMPARISON OF FISCAL 1999 (9 MONTHS) VS. 1998 (12 MONTHS)

         Sales for the nine month fiscal year ended March 31, 1999 were $106,159,000 compared to $108,891,000 for the twelve month fiscal year ended June 30, 1998. This represents a decrease of 2.5%. The prior fiscal year includes approximately five months sales of $46,822,000 from the Marconi acquisition compared to nine months sales of $67,916,000 in fiscal year 1999. Excluding the acquisition, sales declined by $23,826,000 or 38.4% due mainly to one less quarter in the current fiscal year. International sales were $67,776,000 (63.8% of sales) in fiscal year 1999 compared to $52,630,000
(48.3% of sales) in fiscal year 1998. The increase in foreign sales is due to the purchase of Marconi and their presence in the foreign markets. The majority of the increase in international sales took place in Europe and the Pacific Rim.

         Gross profit as a percentage of sales increased from 32.7% in fiscal year 1998 to 44.6% in fiscal year 1999. The prior year includes $11,844,000 (10.9% of sales) of non-recurring charges due to the recording of inventory valuations related to the Marconi acquisition. Excluding the acquisition related charges, the normalized gross profit percentage for 1998 was 43.6% or 1.0% lower than the current year.

         Operating expenses decreased 6.2% to 41.3% of sales. The prior year includes a non-recurring write-off ($15,700,000) of in-process research and development technology related to the Marconi acquisition. Excluding the effect of the acquisition adjustment, operating expenses increased to 41.3% compared to 33.1% in fiscal year 1998. Significant cost reductions were made in the latter part of the fiscal year 1999 but the impact on operating expenses will not be dramatically realized until next year. Engineering expenses increased as a percentage of sales from 10.4% in fiscal year 1998 to 12.9% for fiscal year 1999. This is due to the increased focus on the development of new test instruments for the emerging wireless digital telecommunications markets. Selling expenses increased as a percentage of sales from 14.5% in fiscal year 1998 to 17.3% for fiscal year 1999. The 2.8% increase is due to the redirection of the Company to a direct sales force after the purchase of Marconi and the increased cost of marketing communications due to the purchase. Administrative expenses increased as a percentage of sales from 8.2% in fiscal year 1998 to 11.1% for fiscal year 1999. The 2.9% increase is due to higher amortization costs related to the acquisition.

         Operating income as a percent of sales increased from a negative 14.8% for fiscal year 1998 to 3.3 % for fiscal year 1999. Excluding the non-recurring acquisition adjustments in fiscal year 1998 noted above, the $15,700,000 in process research and development and the $11,844,000 inventory valuation, normalized operating income was $11,407,000 or 10.5% of sales compared to 3.3% in fiscal year 1999. The 7.2% decrease is due to higher operating expenses.

         Interest expense increased by $3,805,000 compared to the prior year due to higher interest expense related to the acquisition (nine months expense compared to five months in the prior year) and higher short-term bank borrowings ($6,700,000). Interest income decreased $64,000 from the prior year. Other expense was $22,000 compared to $0 in the prior year.

         Excluding the effect of the acquisition adjustments, the effective income tax rate from continuing operations was 34.3% for fiscal year 1998 compared to 41.3% for fiscal year 1999.

         The loss from continuing operations as a percent of revenue was a negative 2.0% in fiscal year 1999 compared to a negative 16.6% in the prior year. In fiscal year 1998, the components include the $15,700,000 in process research and development, the $11,844,000 before tax inventory valuation and the increased interest incurred in the purchase of Marconi. Income from continuing operations is 5.3% after normalization of these components compared to negative 2.0% in fiscal year 1999. The 7.3% decrease is mainly due to higher operating expenses.

COMPARISON OF FISCAL 1998 VS. 1997

         The Company completed the purchase of Marconi Instruments Limited on February 6, 1998, resulting in fiscal 1998 purchase accounting related adjustments, specifically the $15,700,000 write off of in-process research and development and $11,844,000 of inventory valuations increasing cost of products sold which are recorded in the third and fourth quarter of fiscal 1998.

         Sales for fiscal year 1998 were $108,891,000 compared to $67,710,000 in fiscal year 1997, which represents an increase of 60.8%. The current year includes approximately five months sales valued at $47,052,000 from the Marconi acquisition. Excluding the acquisition, sales declined by $5,871,000 or 8.7% due to lower sales of communications test instruments to government and commercial customers. International sales increased from $14,784,000 (21.8% of sales) in fiscal year 1997 to $52,630,000 (48.3% of sales) in fiscal year 1998. The increase in international sales is due to the purchase of Marconi and their presence in the foreign markets. The majority of the increase in international sales took place in Europe and the Pacific Rim.

         Gross profit decreased from 39.4% in fiscal year 1997 to 32.7% in fiscal year 1998. The current year includes $11,844,000 (10.9% of sales) of non-recurring charges due to the recording of inventory valuations related to the Marconi acquisition. Excluding the acquisition related charges, the normalized gross profit increased by 4.2% to 43.6% in fiscal year 1998. This increase is due to completion of the Army SINCGARS contract in March 1997 and introduction of higher margin commercial communication test equipment.

         Operating expenses increased 20.6% to 47.5% of sales due to a non-recurring write-off ($15,700,000) of in-process research and development technology related to the Marconi acquisition. Excluding the effect of the acquisition adjustment, operating expenses were 33.1% compared to 26.9% in fiscal year 1997. Engineering expenses increased slightly as a percentage of sales from 9.6% in fiscal year 1997 to 10.4% for fiscal year 1998. This is due to the increased focus on the development of new test instruments for the emerging wireless digital telecommunications markets. Selling expenses increased as a percentage of sales from 9.3% in fiscal year 1997 to 14.5% for fiscal year 1998. The 5.2% increase is due to the utilization of a direct sales force after the purchase of Marconi and the increased cost of marketing communications due to the purchase. Administrative expenses increased slightly as a percentage of sales from 8.0% in fiscal year 1997 to 8.2% for fiscal year 1998. The amount expensed to purchased in-process research and development in fiscal 1998 ($15,700,000) arose from the acquisition of Marconi Instruments Limited.

         Operating income as a percent of sales decreased from 12.4% for fiscal year 1997 to a negative 14.8% for fiscal year 1998. Excluding the non-recurring acquisition adjustments noted above, normalized operating income is $11,407,000 or 10.5% of sales for fiscal year 1998. The 1.9% decrease is due to higher operating expenses.

         Interest expense increased by $3,372,000 compared to the prior year. Short-term bank borrowings increased $10,670,000 and long-term debt increased $100,000,000 related to the acquisition (see Note 3). Interest income increased $132,000 over the prior year. Other income was $0 compared to other income of $149,000 in fiscal year 1997.

         Excluding the effect of the acquisition adjustments, the effective income tax rate from continuing operations was 34.3 % for fiscal year 1998 compared to 38.7% for fiscal year 1997.

         The loss from continuing operations as a percentage of sales declined to a negative 16.6% from a prior year income from continuing operations of 7.8%. The change of 24.4% is due to the purchase of Marconi. The components include the $15,700,000 in process research and development, the $11,844,000 inventory valuation and the increased interest expense incurred in the purchase of Marconi. Fiscal 1998 income from continuing operations is 5.3% of sales after normalization of these components. In future years, only the interest component will be retained.

YEAR 2000 READINESS DISCLOSURES

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

         Because of the pervasive nature of computers and computer systems in the Company's products and equipment, as well as throughout the nation and world, it is impossible for the Company to provide any assurances that its efforts at identifying and remedying Year 2000 issues will be totally effective or that Year 2000 problems of others will not have a material adverse effect on the Company's operations and profits notwithstanding any efforts the Company may make. Accordingly, the following discussion contains numerous "forward looking" statements that are subject to the qualifications and cautionary statements contained in this Report under the heading private securities litigation reform act of 1995 -- "Forward looking statements".

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

         IFR PRODUCTS. The Company has evaluated all of its existing products and has evaluated those used by customers and has concluded such products now being manufactured will not require modification in order to be Year 2000 compliant.

         IFR'S OPERATING AND MANUFACTURING EQUIPMENT. IFR has conducted an assessment of all of its manufacturing and other operating equipment and has either upgraded or made arrangements for the upgrade of all significant items of equipment that are found not to be Year 2000 compliant. To date, the Company has incurred approximately $300,000 in Year 2000 equipment upgrade expenditures and anticipates spending approximately $10,000 to complete the upgrade process. IFR does not anticipate any serious difficulty in completing the upgrade process and testing its equipment prior to December 31, 1999.

         INFORMATION TECHNOLOGY AND ACCOUNTING SYSTEMS. IFR has completed its assessment of its significant information technology and principal accounting systems and has made a substantial portion of the modifications for them to be Year 2000 compliant. Total expenditures to date for such modifications have been approximately $1,575,000 of which approximately $1,100,000 was spent to acquire new equipment or software prior to the time it would otherwise have been acquired. It is anticipated that the Company will incur additional expenditures of approximately $185,000 to complete the upgrade of its information technology in order to be Year 2000 compliant.

         SUPPLIERS AND CUSTOMERS. The Company has written certain of its customers and vendors whose failure to be able to conduct business normally after December 31, 1999, because of Year 2000 problems might materially affect IFR, requesting written information as to their Year 2000 compliance and preparation. The Company has received written responses from most of such customers and vendors that appear to indicate generally they are or expect to be sufficiently Year 2000 compliant. The Company intends to continue to closely monitor the Year 2000 compliance and preparation of its material customers and vendors. This portion of the Company's Year 2000 compliance and assessment program has not resulted in material expenditures by IFR and is not anticipated to do so.

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

         CONTINGENCY PLANS. The Company has and is continuing to develop contingency plans that address the processes necessary to maintain critical business functions should a significant third party system or critical internal system fail. These contingency plans generally include the repair of existing systems and, in some instances, the use of alternative systems or procedures. The Company is developing business continuity plans specific to Year 2000 issues that are based on these existing plans.

EURO CURRENCY

         On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a common currency, the euro. IFR has extensive sales to these countries and has significant operations in the United Kingdom. The United Kingdom is not one of the countries that converted to the euro. However, IFR's data processing and accounting software is currently processing transactions in euros and other foreign currencies. IFR does not anticipate any significant impact of the euro on exchange gains or losses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains an adequate financial position with working capital of $46,163,000 at March 31, 1999. The Company generated cash from operations of $5,059,000 in fiscal year 1999 and $3,683,000 in fiscal year 1998.

         Cash flows used in investing activities and cash flows provided in financing activities reflect primarily the acquisition payment and resulting loans, subsequent debt payments and capital expenditures.

         A $.033 per share cash dividend was authorized by the Board of Directors and paid in the first and second quarter of fiscal year 1998. No cash dividends were paid in fiscal year 1999. Certain restrictive payments concerning the debt incurred with the purchase of Marconi allow for cash dividends to be paid only when certain leverage ratios are obtained.

         At March 31, 1999, the Company was in violation of the leverage ratio restrictive covenant of its amended and restated credit agreement. The Company signed Amendment No. 2 to the agreement which cured the violation at March 31, 1999. The Company anticipates that it will not meet certain financial covenants in the next twelve months without taking some curative action. The Company plans to rectify the covenant violation by signing an amendment to the agreement and selling the OTM Division. On June 25, 1999, the Company signed Amendment No. 3 to the agreement which changed certain financial covenants. On June 29, 1999, the Company signed a definitive sale agreement to dispose of the OTM Division. If this contract does not close, the Company will be in violation of its covenants. While the Company believes this sale will be consummated, there can be no assurance that it will be finalized.

         The Company anticipates that the available line of credit and funds generated from operations will be adequate to meet capital asset expenditures, interest and working capital needs for the next twelve months.

INFLATION

         Changes in product mix from year to year and highly competitive markets make it very difficult to define accurately the impact of inflation on profit margins. The Company believes that during the recent period of moderate inflation it has been able to reduce inflationary effects by vendor partnering arrangements and continuing expense control.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No information is required in response to this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                IFR SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Responsibility for Financial Statements...................................23

Report of Independent Auditors............................................24

Consolidated Balance Sheets as of March 31, 1999 and June 30, 1998........25

Consolidated Statements of Operations for the nine months
ended March 31, 1999 and years ended June 30, 1998 and 1997...............27

Consolidated Statements of Shareholders' Equity for the nine months ended March 31, 1999 and years ended June 30, 1998 and 1997...............28

Consolidated Statements of Cash Flows for the nine months
ended March 31, 1999 and years ended June 30, 1998 and 1997...............29

Notes to Consolidated Financial Statements................................30

Quarterly Results of Operations (unaudited)...............................50

                     RESPONSIBILITY FOR FINANCIAL STATEMENTS

         The management of IFR Systems, Inc. is responsible for the preparation of the financial statements and financial statement schedule, the Annual Report and for the integrity and objectivity of the information presented. The financial statements and financial statement schedule have been prepared in conformity with generally accepted accounting principles and necessarily include amounts which are estimates and judgments. The fairness of the presentation in these statements of the Company's financial position, results of operations and cash flows is reported on by the independent auditors.

         To assist in carrying out the above responsibility, the Company has internal systems which provide for selection of personnel, segregation of duties and the maintenance of accounting policies, systems, procedures and related controls.

         Although no cost effective system can insure the elimination of errors, the Company's systems have been designed to provide reasonable but not absolute assurances that assets are safeguarded, that policies and procedures are followed, and that the financial records are adequate to permit the production of reliable financial statements.

         The Audit Committee of the Board of Directors, which is composed of directors who are not employees of the Company, meets regularly with Company officers and independent auditors in connection with the adequacy and integrity of the Company's financial reporting and internal controls.



Jeffrey A. Bloomer
Executive Vice President, Treasurer and
Chief Financial Officer

                         Report of Independent Auditors


Board of Directors
IFR Systems, Inc.


We have audited the accompanying consolidated balance sheets of IFR Systems, Inc. as of March 31, 1999 and June 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended March 31, 1999 and for each of the two years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IFR Systems, Inc. at March 31, 1999 and June 30, 1998, and the consolidated results of its operations and its cash flows for the nine months ended March 31, 1999 and for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Indianapolis, Indiana
June 25, 1999,
except for Note 12, as to which the date is June 29, 1999

                                IFR Systems, Inc.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                 MARCH 31,          June 30,
                                                                                   1999               1998
                                                                             -------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 5,086              $ 159
    Accounts receivable, less allowance for doubtful
      accounts of $731 in 1999 and $773 in 1998                                     27,306             33,369
    Inventories:
      Finished products                                                             15,568             14,975
      Work in process                                                                8,811              8,393
      Materials                                                                     13,650             14,372
                                                                             -------------------------------------
                                                                                    38,029             37,740
    Prepaid expenses and sundry                                                      6,042              3,899
    Deferred income taxes (NOTE 5)                                                   2,492              3,068
    Current assets of discontinued operations                                       17,460             18,769
                                                                             -------------------------------------
TOTAL CURRENT ASSETS                                                                96,415             97,004

PROPERTY AND EQUIPMENT:
    Land                                                                             4,670              4,728
    Buildings                                                                        8,183              8,289
    Machinery                                                                       23,226             22,200
    Allowances for depreciation (deduction)                                        (13,835)           (11,303)
                                                                             -------------------------------------
                                                                                    22,244             23,914
PROPERTY UNDER CAPITAL LEASE (NOTE 4):
    Building                                                                         2,757              2,754
    Machinery                                                                        2,444              2,179
    Allowances for depreciation (deduction)                                         (1,962)            (1,616)
                                                                             -------------------------------------
                                                                                     3,239              3,317
PROPERTY AND EQUIPMENT PENDING DISPOSITION, NET OF
    ALLOWANCES FOR DEPRECIATION OF $4,380 IN 1999
    AND $3,800 IN 1998                                                               3,058              3,511

OTHER ASSETS (NOTE 2):
    Cost in excess of net assets acquired, less
      accumulated amortization of $812 in 1999
      and $290 in 1998                                                              21,485             20,534
    Developed technology, less accumulated amortization
      of $1,092 in 1999 and $390 in 1998                                            17,708             18,410
    Other intangibles, less accumulated amortization
      of $1,594 in 1999 and $955 in 1998                                            13,172             13,811
    Other                                                                            2,090              2,069
    Other assets related to discontinued operations - net                            7,632              8,187
                                                                             -------------------------------------
                                                                                    62,087             63,011
                                                                             -------------------------------------
TOTAL ASSETS                                                                     $ 187,043          $ 190,757
                                                                             -------------------------------------
                                                                             -------------------------------------

                                                                           MARCH 31,           June 30,
                                                                              1999               1998
                                                                       --------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term bank borrowings (NOTE 4)                                      $ 17,700           $ 11,000
    Accounts payable                                                            9,883              9,886
    Accrued compensation and payroll taxes                                      4,401              6,406
    Other liabilities and accrued expenses (NOTE 10)                            8,890             11,413
    State and local taxes                                                         564                489
    Federal income taxes                                                          556                  -
    Current maturity of capital lease obligations                                 185                185
    Current maturity of long-term debt                                          4,250              3,500
    Current liabilities of discontinued operations                              3,823              4,433
                                                                       --------------------------------------
TOTAL CURRENT LIABILITIES                                                      50,252             47,312

CAPITAL LEASE OBLIGATIONS (NOTE 4)                                              3,442              3,580

LONG-TERM DEBT (NOTE 4)                                                        93,125             96,500

DEFERRED INCOME TAXES (NOTE 5)                                                 11,828             11,114

DEFERRED INCOME TAXES OF DISCONTINUED OPERATIONS                                  168                170

SHAREHOLDERS' EQUITY (NOTE 7):
    Preferred Stock, $.01 par value:
      Authorized shares - 1,000,000, none issued                                    -                  -
    Common Stock, $.01 par value:
      Authorized shares - 50,000,000
      Issued shares - 9,266,250                                                    93                 93
    Additional paid-in capital                                                  7,368              7,121
    Cost of common stock in treasury - 1,056,985
      shares in 1999 and 1,065,313 shares in 1998                              (8,611)            (8,679)
    Accumulated other comprehensive income (loss)                              (1,187)               386
    Retained earnings                                                          30,565             33,160
                                                                       --------------------------------------
Total shareholders' equity                                                     28,228             32,081





                                                                       --------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 187,043          $ 190,757
                                                                       --------------------------------------
                                                                       --------------------------------------

SEE ACCOMPANYING NOTES.

                                               IFR Systems, Inc.

                                     Consolidated Statements of Operations
                                     (In thousands, except per share data)


                                                                NINE MONTHS          Years ended
                                                                    ENDED   -------------------------------
                                                                  MARCH 31,       June 30,         June 30,
                                                                    1999            1998             1997
                                                                -------------------------------------------
SALES                                                             $ 106,159       $108,891        $ 67,710
COST OF PRODUCTS SOLD                                                58,858         73,257          41,066
                                                                -------------------------------------------
GROSS PROFIT                                                         47,301         35,634          26,644

OPERATING EXPENSES:
     Selling                                                         18,329         15,810           6,270
     Administrative                                                  11,799          8,942           5,442
     Engineering                                                     13,705         11,319           6,515
     Acquired research and development (NOTE 2)                           -         15,700               -
                                                                -------------------------------------------
                                                                     43,833         51,771          18,227
                                                                -------------------------------------------
OPERATING INCOME (LOSS)                                               3,468        (16,137)          8,417

OTHER INCOME (EXPENSE):
     Interest income                                                    578            642             510
     Interest expense                                                (7,685)        (3,880)           (508)
     Other, net                                                         (22)             -             149
                                                                -------------------------------------------
                                                                     (7,129)        (3,238)            151
                                                                -------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES (BENEFIT)                                   (3,661)       (19,375)          8,568

INCOME TAXES (BENEFIT) (NOTE 5)                                      (1,512)        (1,297)          3,314
                                                                -------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                             (2,149)       (18,078)          5,254

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
     LESS APPLICABLE INCOME TAXES (NOTE 12)                            (446)         2,141           1,392
                                                                -------------------------------------------

NET INCOME (LOSS)                                                  $ (2,595)     $ (15,937)        $ 6,646
                                                                -------------------------------------------
                                                                -------------------------------------------

EARNINGS (LOSS) PER SHARE - BASIC:
     Income (loss) from continuing operations                       $ (0.26)       $ (2.21)         $ 0.65
     Income (loss) from discontinued operations                       (0.06)          0.26            0.17
                                                                -------------------------------------------
     Net income (loss)                                              $ (0.32)       $ (1.95)         $ 0.82
                                                                -------------------------------------------
                                                                -------------------------------------------

EARNINGS (LOSS) PER SHARE - DILUTED:
     Income (loss) from continuing operations                       $ (0.26)       $ (2.21)         $ 0.62
     Income (loss) from discontinued operations                       (0.06)          0.26            0.17
                                                                -------------------------------------------
     Net income (loss)                                              $ (0.32)       $ (1.95)         $ 0.79
                                                                -------------------------------------------
                                                                -------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING                                     8,207          8,191           8,130
                                                                -------------------------------------------
                                                                -------------------------------------------

DILUTIVE COMMON SHARES OUTSTANDING                                    8,207          8,191           8,422
                                                                -------------------------------------------
                                                                -------------------------------------------

SEE ACCOMPANYING NOTES.

                                              IFR Systems, Inc.

                                Consolidated Statements of Shareholders' Equity
                                                (In thousands)

                                                COMMON STOCK   ADDITIONAL     TREASURY STOCK       OTHER
                                              ----------------  PAID-IN     ------------------  COMPREHENSIVE   RETAINED
                                               SHARES  AMOUNT   CAPITAL     SHARES      AMOUNT  INCOME (LOSS)   EARNINGS    TOTAL
                                              -------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1996                        9,266    $ 62    $ 6,135      (981)   $ (5,708)    $ (149)      $ 43,028   $ 43,368
Net income                                          -       -          -         -           -          -          6,646      6,646
Translation adjustments                             -       -          -         -           -        207              -        207
                                                                                                                           --------
Comprehensive income                                -       -          -         -           -          -              -      6,853
Purchases for treasury                              -       -          -      (468)     (4,477)         -              -     (4,477)
Incentive stock options exercised                   -       -       (318)      198       1,331          -              -      1,013
Tax benefit from exercise of stock options          -       -        207         -           -          -              -        207
Payment of York Ltd. note                           -       -        371       120         803          -              -      1,174
Restricted stock grants (NOTE 7)                    -       -          5         1          11          -              -         16
                                              -------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1997                        9,266      62      6,400    (1,130)     (8,040)        58         49,674     48,154
Net loss                                            -       -          -         -           -          -        (15,937)   (15,937)
Translation adjustments                             -       -          -         -           -        328              -        328
                                                                                                                           --------
Comprehensive loss                                  -       -          -         -           -          -              -    (15,609)
Purchases for treasury                              -       -          -      (128)     (2,057)         -              -     (2,057)
Incentive stock options exercised                   -       -       (237)      193       1,418          -              -      1,181
Stock split effected in the form of a dividend      -      31          -         -           -          -            (31)         -
Dividends - $.067 per share                         -       -          -         -           -          -           (546)      (546)
Tax benefit from exercise of stock options          -       -        958         -           -          -              -        958
                                              -------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                        9,266      93      7,121    (1,065)     (8,679)       386         33,160     32,081
Net loss                                            -       -          -         -           -          -         (2,595)    (2,595)
Translation adjustments                             -       -          -         -           -     (1,573)             -     (1,573)
                                                                                                                           --------
Comprehensive loss                                  -       -          -         -           -          -              -     (4,168)
Incentive stock options exercised                   -       -        (17)        5          44          -              -         27
Tax benefit from exercise of stock options          -       -        288         -           -          -              -        288
Restricted stock grants (NOTE 7)                    -       -        (24)        3          24          -              -          -
                                              -------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1999                       9,266    $ 93    $ 7,368    (1,057)   $ (8,611)  $ (1,187)      $ 30,565   $ 28,228
                                              -------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                                                    IFR Systems, Inc.

                                          Consolidated Statements of Cash Flows
                                                 (Dollars in thousands)

                                                         NINE MONTHS           Years ended
                                                            ENDED       --------------------------
                                                           MARCH 31,       June 30,      June 30,
                                                             1999            1998          1997
                                                       -------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                           $ (2,595)     $ (15,937)      $ 6,646
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation of property and equipment                   4,422          4,234         2,263
      Amortization of intangibles                              2,276          2,207           801
      Write off of acquired research and development               -         15,700             -
      Deferred income taxes                                      910         (3,622)         (701)
      Deferred compensation expense                                -              -            16
      Utilization of acquired tax loss carryforwards               -            416           272
      Changes in operating assets and liabilities
         (net of effects of acquired businesses):
           Accounts receivable                                 8,971         (3,081)       (3,213)
           Inventories                                          (494)        13,810         1,421
           Other current assets                               (2,974)         1,320            51
           Accounts payable and accrued liabilities           (6,549)        (7,044)        2,514
           Other current liabilities                           1,092         (4,320)          715
                                                       -------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      5,059          3,683        10,785

INVESTING ACTIVITIES
Payments for acquired businesses                                   -       (108,851)            -
Purchases of property and equipment, net                      (3,239)        (4,543)       (3,334)
Proceeds from sale of equipment                                    -          1,071             -
Sundry                                                          (525)        (1,832)          (32)
                                                       -------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (3,764)      (114,155)       (3,366)

FINANCING ACTIVITIES
Purchases of capital stock for treasury                            -         (2,057)       (4,477)
Principal payments on capital lease obligations                 (138)          (175)       (2,009)
Principal payments on long-term debt                          (2,625)             -        (1,198)
Principal payments on short-term bank borrowings              (8,100)        (3,535)      (32,115)
Proceeds from short-term bank borrowings                      14,800         12,150        29,380
Proceeds from acquisition loan                                     -        100,000             -
Proceeds from exercise of common stock options                   315          2,139         1,220
Proceeds from issuance of Industrial Revenue Bond                  -              -         3,940
Payment of dividends                                               -           (546)            -
                                                       -------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            4,252        107,976        (5,259)
     Effect of exchange rate changes on cash                    (620)           276           (47)
                                                       -------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               4,927         (2,220)        2,113
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 159          2,379           266
                                                       -------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 5,086          $ 159       $ 2,379
                                                       -------------------------------------------
                                                       -------------------------------------------

SEE ACCOMPANYING NOTES.

                        IFR Systems, Inc.
              Notes to Consolidated Financial Statements
                         March 31, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of all subsidiaries after elimination of intercompany accounts and transactions.

STOCK SPLIT
     On November 7, 1997, the Company's Board of Directors approved a three-for-two stock split to be effected in the form of a 50% stock dividend. The additional stock was distributed on December 5, 1997 to shareholders of record on November 21, 1997. All references to number of shares, share prices and per share amounts reflect the stock split.

USE OF ESTIMATES
     Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION
     The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in other comprehensive income. Gains or losses resulting from foreign currency transactions are included in other income.

CASH EQUIVALENTS
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES
     Inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT
     Property and equipment is stated at cost. Depreciation is computed by straight-line and double-declining methods at rates based on the estimated useful lives of the assets.

PROPERTY UNDER CAPITAL LEASE
     Property under capital lease is recorded at the lower of the fair market value of the leased property or the present value of the minimum lease payments. Depreciation of leased property is computed by the straight-line method over the useful life of the asset.

INTANGIBLE ASSETS
     The cost in excess of net assets acquired (goodwill), developed technology and other intangibles are being amortized by the straight-line method over periods ranging from 10 to 30 years.

INTEREST SWAP AGREEMENTS
     The Company is required by the bank syndicate to enter into interest rate swaps to manage interest rate exposures. The Company designates the interest rate swaps as hedges of the underlying debt. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements.

INCOME TAXES
     Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable.

COMPREHENSIVE INCOME
     Effective July 1 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (Statement 130). Under provisions of this statement, the Company has reported components of other comprehensive income and total comprehensive income in the Consolidated Statements of Shareholders' Equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. As a result of this change, certain balance sheet reclassifications for previously reported amounts were necessary to achieve the required presentation of comprehensive income. Implementation of this disclosure standard did not affect the Company's financial position or results of operations.

REVENUE RECOGNITION
     Revenue from the sale of products is recognized at the time products are shipped or when services have been rendered to the customer.

     Sales and cost of sales on long-term contracts are recorded as deliveries are made. Estimates of cost to complete are revised periodically throughout the lives of the contracts, and any estimated losses on contracts are recorded in the accounting period in which the revisions are made.

EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share is calculated based on the weighted-average number of outstanding common shares. Diluted earnings (loss) per share is calculated based on the weighted-average number of outstanding common shares, plus the effect of dilutive stock options. The dilutive securities for the Company only include stock options.

SEGMENT INFORMATION
         Effective March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement 131). Statement 131 requires public business enterprises to disclose certain information about reportable operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods. It also requires public enterprises to present certain "enterprise-wide" information, including revenues related to products and services and geographic areas in which they operate. The adoption of Statement 131 did not affect the Company's financial position or results of operation, but did affect the disclosure of segment information. See Note 9.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Statement 133), which is required to be adopted in years beginning after June 15, 1999. A recent amendment to this statement, if approved, will extend this date to June 15, 2000. Management does not anticipate that the adoption of Statement 133 will have a significant effect on earnings or the financial position of the Company.

CHANGE IN FISCAL YEAR
     In January 1999, the Company's Board of Directors approved an amendment of the Bylaws to change the fiscal year from June 30 to March 31. The change in year end was done to allow more efficient alignment of the planning and accounting functions of the business which has changed significantly with the increase in the Company's international presence.

RECLASSIFICATIONS
     Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

2.   ACQUISITIONS

MARCONI INSTRUMENTS
     On February 6, 1998, IFR acquired for cash all of the issued and outstanding capital stock of Marconi Instruments Limited, Hertfordshire, U.K. (Marconi), from The General Electric Company, p.l.c. (GEC). The purchase price for Marconi was approximately $109,000,000, paid in cash funded primarily by debt (see NOTE 4). The acquired business is engaged in the design, manufacture, distribution and sale of test and measurement equipment for the telecommunications and electronics industries. As a result of the acquisition, IFR acquired the foreign subsidiaries of Marconi which conduct business in France, Germany, Spain, and the United States. Marconi also has branches in the Netherlands, Singapore, Hong Kong, and China.

     In addition to containing typical provisions relating to a purchase of a corporate subsidiary for cash, the purchase agreement provides that Marconi and GEC and its subsidiaries grant each other non-exclusive, irrevocable, non-transferable, royalty-free perpetual worldwide licenses to use all intellectual property belonging to any of them and being used by the other prior to the date of the acquisition for the purpose of developing, manufacturing, and selling existing products and any improvement, modification or adaptation of products manufactured or in the course of development at such date. IFR may not make any use of the Marconi trade names after the expiration of nine months from the date of the transaction.

     The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the effective date of acquisition. The purchase price, as adjusted during fiscal 1999, has been allocated to the assets and liabilities based on their estimated fair values at the date of acquisition as follows (in thousands):

Purchase price per agreement                            $106,939
Direct acquisition costs                                   2,459
----------------------------------------------------------------
Total purchase price                                    $109,398
----------------------------------------------------------------

Total current assets                                     $61,737
Property and equipment - net                              20,850
Developed technology (amortized over 20 years)            18,800
Goodwill (amortized over 30 years)                        22,297
Other intangible assets (amortized over 1-20 years)       14,766
Acquired research and development                         15,700
----------------------------------------------------------------
     Total assets                                        154,150

Total current liabilities assumed                        (32,181)

Deferred income taxes                                    (12,571)
----------------------------------------------------------------
Total net assets                                        $109,398
----------------------------------------------------------------

     The amounts allocated to acquired research and development were determined through established valuation techniques. Since technological feasibility had not been established and no future alternative uses existed, these amounts were expensed upon acquisition.

     Restructuring liabilities of approximately $7.7 million were recorded for costs associated with the shutdown of certain acquired facilities for severance and related costs. Payments in the amount of $5.4 million have been charged against the liability through March 31, 1999.

YORK SENSORS
     On December 22, 1997, the Company acquired York Sensors Ltd. in Hampshire, U.K. The acquired business is involved in the design and manufacture of distributed temperature sensing (DTS) equipment based on optical time domain reflectometer (OTDR) technology for the electric utility, oil exploration and other industries.

     The Company acquired assets of approximately $930,000 and assumed liabilities of approximately $1,902,000 for a nominal purchase price. This resulted in goodwill of approximately $972,000 which is being amortized over 10 years. The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the effective date of acquisition. The purchase price has been allocated to the assets and liabilities based on their estimated fair values at the date of acquisition. York Sensors is part of the Optical Test and Measurement (OTM) Division which has been segregated and classified as discontinued operations (see NOTE 12).

PRO FORMA INFORMATION
     The following pro forma data presents the consolidated results of operations as if the Marconi acquisition had occurred on July 1, 1996, after giving effect to certain adjustments including amortization of intangibles, increased interest expense and related income tax effects. The pro forma data for both years does not include non-recurring charges related to acquired research and development ($15,700,000) and inventory valuations ($11,844,000). The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated or which may occur in the future.

(in thousands, except per share data)

                                         June 30,          June 30,
                                           1998              1997
--------------------------------------------------------------------
Sales                                   $174,688            $177,464
Income from continuing operations          4,916               2,201
Income from continuing
  operations per common share           $   0.60            $   0.27
Assuming dilution                       $   0.56            $   0.26

3.       RESTRUCTURING

         In January 1999, management approved the plan to consolidate the manufacturing operations of its Optical Test & Measurement (OTM) Division into the facility in Beaverton, Oregon. The Division currently has manufacturing facilities both in Beaverton and Chandlers Ford, England. Restructuring liabilities of approximately $1.0 million were recorded for severance costs related to the move. Payments in the amount of $0.3 million have been charged against the liability through March 31, 1999. The OTM Division has been segregated and classified as discontinued operations (see NOTE 12).

4.   DEBT AND LEASE ARRANGEMENTS

Long-term debt consisted of the following (IN THOUSANDS):

                                                           March 31,   June 30,
                                                             1999       1998
-------------------------------------------------------------------------------

Term Loan A                                                $47,750     $ 50,000
Term Loan B                                                 49,625       50,000
-------------------------------------------------------------------------------
                                                            97,375      100,000
Less current maturities                                     4,250         3,500
-------------------------------------------------------------------------------
Total long-term debt                                       $93,125     $ 96,500
-------------------------------------------------------------------------------

TERM LOANS PAYABLE TO BANK: In March 1998, the Company entered into an amended and restated Credit Agreement with a bank syndication (the Agreement) to borrow $100,000,000 in connection with the Marconi acquisition (Note 2). Both of the term loans are payable in quarterly installments of principal pursuant to a schedule contained in the Agreement which calls for such payments to increase over the term of the loan. Term Loan A is payable over six years and Term Loan B is payable over seven years. Summary payments by year are as follows (IN THOUSANDS):

  2000                                                                  $ 4,250
  2001                                                                    5,250
  2002                                                                    9,250
  2003                                                                   12,000
  2004                                                                   25,312
  Thereafter                                                             41,313
-------------------------------------------------------------------------------
  Total                                                                 $97,375
-------------------------------------------------------------------------------

     Under the terms of the Agreement, borrowings bear interest at a spread up to 3.25% per annum over the London Interbank Offered Rate (LIBOR) which varies depending on the Term Loan and the current leverage ratio as defined in the Agreement. At March 31, 1999, the spread was 2.75% on Term Loan A and 3.25% on Term Loan B. The interest rate on the loans at March 31, 1999 was 7.88% on Term Loan A and 8.38% on Term Loan B.

     The Company is subject to certain restrictive covenants contained in the Agreement. The Company was in violation of the leverage ratio covenant at March 31, 1999. On March 31, 1999, the Company signed Amendment No. 2 to the Agreement which cured the violation at March 31, 1999 (see Note 12 for further information on debt covenants).

LINES OF CREDIT: In March 1998, the Company entered into an amended and restated Credit Agreement with the bank syndication (the Credit Agreement) to provide available lines of credit aggregating $30,000,000. The Credit Agreement expires on February 5, 2004. Under the terms of the Credit Agreement, borrowings bear interest at a spread over LIBOR based on certain financial criteria. At March 31, 1999, this spread was 2.75%. The total interest rate on the outstanding portion of the lines of credit was 7.75% at March 31, 1999. As of March 31, 1999, the Company has available lines of credit aggregating $14,000,000.

SWING LINE NOTE: The Credit Agreement allows for swing line loans for an amount not to exceed $5,000,000. At March 31, 1999, the Company had available funds aggregating $3,300,000 at an interest rate of 7.75%.

INTEREST SWAP AGREEMENT: In February 1998, the Company entered into two separate interest swap agreements for $25,000,000 each. The first swap agreement is for a fixed interest rate of 5.8% and expires on March 30, 2001 with an option to extend an additional two years. The second swap agreement is for a fixed interest rate of 5.76% and expires on March 30, 2001. The swap agreements limit the exposure to increased LIBOR rates on the Term Loans.

CAPITAL LEASES: In March 1997, the Company entered into a capital lease to refund and redeem the industrial revenue bonds dated May 1, 1989 which were issued in the original principal amount of $3,500,000 of which $2,330,000 were outstanding; and to finance manufacturing support equipment and building improvements to the existing facility. This lease was entered into in connection with an issuance of industrial revenue bonds dated March 15, 1997 (the 97 Bonds) by the City of Goddard, Kansas (the City). The transaction for the 97 Bonds totaled $3,940,000. All remaining funds after the payoff of the May 1, 1989 Bond are contractually restricted. At March 31, 1999 and June 30, 1998, the unused cash balance was $0 and $170,203, respectively. The Company has guaranteed the future repayment of all amounts due relating to the 97 Bonds. The City has retained title to the facilities and related equipment. The Company has the option to purchase the facilities and equipment for a nominal amount after repayment in full of all amounts due relating to the 97 Bonds. Under the terms of the lease, the Company is required to make quarterly payments in an amount sufficient to pay the principal and interest installments of the 97 Bonds when due. The 97 Bonds mature serially over a 15 year period which commenced May 1, 1997, and are callable for early redemption by the Company on or after May 1, 2004. Upon the occurrence of certain events, the Bonds are subject to immediate redemption at the option of each Bond holder. These events include the acquisition or right to acquire beneficial ownership of 25% of the outstanding Common Stock (unless waived by the Board of Directors), the subsequent determination that the Bonds are taxable or other specified events.

     Amortization for the 97 Bonds is included in depreciation expense.

     Future minimum lease payments, based upon scheduled redemptions of the Bonds as of March 31, 1999, are as follows (IN THOUSANDS):

  2000                                                                   $  400
  2001                                                                      396
  2002                                                                      396
  2003                                                                      400
  2004                                                                      399
  Thereafter                                                              3,442
-------------------------------------------------------------------------------
  Total minimum lease payments                                            5,433
  Amounts representing interest                                           1,806
-------------------------------------------------------------------------------
  Present value of minimum lease payments                                 3,627
  Current maturities                                                        185
-------------------------------------------------------------------------------
  Long-term portion                                                      $3,442
-------------------------------------------------------------------------------

OPERATING LEASES: The Company also leases certain facilities and equipment under operating leases that expire at various dates. The equipment leases provide the Company with the option after the initial lease term to purchase the property at the then fair value, renew its lease at the then fair rental value for a period of one year or return the equipment to the lessor. Generally, management expects that, after the initial lease term, the equipment will be purchased for the then fair value.

     Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows (IN THOUSANDS):

2000                                                                    $ 2,351
2001                                                                      1,969
2002                                                                      1,412
2003                                                                      1,101
2004                                                                        889
Thereafter                                                               10,865
-------------------------------------------------------------------------------
Total minimum lease payments                                            $18,587
-------------------------------------------------------------------------------

     Total rent expense for all operating leases amounted to approximately $1,094,000, $691,000, and $261,000 for 1999, 1998 and 1997, respectively.

INTEREST PAID: Interest paid during 1999, 1998 and 1997 was approximately $7,257,000, $3,681,000, and $492,000, respectively.

5.   INCOME TAXES

     The Company files a consolidated federal income tax return for all U.S. subsidiaries and files group relief or separate returns for foreign subsidiaries. Income reported for federal and foreign tax purposes differs from pre-tax accounting income due to variations between the requirements of the jurisdictional tax codes and the Company's accounting practices.

     For financial reporting purposes, income (loss) from continuing operations before income taxes is as follows (IN THOUSANDS):

                                           March 31,      June 30,     June 30,
                                             1999           1998         1997
-------------------------------------------------------------------------------
U.S.                                       $(2,672)      $  6,812       $8,568
Foreign                                       (989)       (26,187)          --
--------------------------------------------------------------------------------
Total                                      $(3,661)      $(19,375)      $8,568
--------------------------------------------------------------------------------

     Income tax expense (benefit) from continuing operations is summarized as follows (IN THOUSANDS):

                                           March 31,      June 30,     June 30,
                                             1999           1998         1997
-------------------------------------------------------------------------------
Federal:
  Current                                 $(1,308)        $ 1,425       $2,905
  Deferred                                    343             619         (286)
Foreign:
  Current                                   1,369             343           --
  Deferred                                 (1,633)         (4,202)          --
State                                        (283)            518          695
                                          -------------------------------------
Income tax expense                        $(1,512)        $(1,297)       $3,314
                                          -------------------------------------

     Significant components of the Company's deferred tax liabilities and assets are as follows (IN thousands):

                                                       March 31,       June 30,
                                                         1999            1998
-------------------------------------------------------------------------------
Deferred tax liabilities:
   Tax over book depreciation                            $   822      $   565
   Purchased intangibles                                  10,468       10,454
   Other                                                     538           95
-------------------------------------------------------------------------------
Total deferred tax liabilities                            11,828       11,114
Deferred tax assets:
   Net operating loss carryforwards                        1,242          500
   Capital loss carryforward                                 170          153
   Exit costs                                                 45        1,376
   Inventory reserve                                         594          279
   Accrued vacation                                          395          307
   Warranty reserve                                          303          198
   Allowance for bad debts                                   154          136
   Foreign interest deduction                                614          351
   Other-net                                                 518          421
-------------------------------------------------------------------------------
Total deferred tax assets                                   4,035       3,721
Valuation allowance for deferred tax assets                (1,543)       (653)
-------------------------------------------------------------------------------
Net deferred tax assets                                     2,492       3,068
-------------------------------------------------------------------------------
Net total deferred tax liabilities                        $(9,336)    $(8,046)
-------------------------------------------------------------------------------

     At March 31, 1999, the Company had unused investment tax credits of $51,000 and an unused capital loss carryforward of $450,000 that expire in years 1999 through 2006. For financial reporting purposes, a valuation allowance has been recognized to fully offset the deferred tax assets related to those carryforwards. When realized through a reduction in the valuation allowance, the tax benefit from the tax credit carryforwards of $51,000 will be applied to reduce goodwill related to a prior acquisition.

     At March 31, 1999, the Company had foreign interest deductions of $1,981,000 that can be utilized in foreign group relief schemes when the Company returns to profitability. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the interest deduction.

     Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in foreign operations. Determination of the amount of unrecognized deferred U.S. income tax liabilities and potential foreign tax credits is not practicable to calculate because of the complexity related with this hypothetical calculation.

     The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows for the periods ended:

                                          March 31,   June 30,      June 30,
                                            1999       1998           1997
-------------------------------------------------------------------------------
Statutory federal income tax rate          34.0%       34.0%         34.0%
Increases (decreases):

   State income taxes, net of federal
         tax benefit                        3.4        (1.9)          5.4
   Amortization of goodwill and
         intangibles                       (7.5)       (0.2)            --
   Valuation allowance                      7.2          --             --
   Change in tax rate                       4.5          --             --
   Acquired Research and Development         --       (27.6)            --
   Foreign Rate Differential               (4.6)       (0.6)            --
   Research and development tax credits      --         0.7           (0.6)
   Other                                    4.3         2.3           (0.1)
-------------------------------------------------------------------------------
                                           41.3%        6.7%          38.7%
-------------------------------------------------------------------------------

     Income taxes paid during 1999, 1998 and 1997 were approximately $2,732,000, $4,001,000, and $3,826,000, respectively.

6.   RESEARCH AND DEVELOPMENT COSTS

     Research and development costs, excluding the acquired research and development, were approximately $11,816,000, $9,208,000, and $6,223,000 for 1999, 1998 and 1997, respectively.

7.   SHAREHOLDERS' EQUITY

INCENTIVE STOCK OPTION PLANS: The Company has two incentive stock option plans - the 1988 and 1996 Plan (the Plan). The 1988 Plan expired in February 1999 and therefore has no shares available for grant. Under the 1996 Plan, 600,000 shares of Common Stock have been reserved for issuance. The Plan permits the granting of qualified stock options to officers and key employees. The option price per share under the Plan is not to be less than the fair market value of a share of Common Stock on the date of grant. All grants are made by the Compensation Committee.

NONQUALIFIED STOCK OPTION PLAN: In November 1992, shareholders of the Company approved the 1992 Nonqualified Stock Option Plan whereby all employees of the Company are eligible to be granted nonqualified stock options. A total of 750,000 authorized but unissued or treasury shares of the Company's Common Stock were reserved for grant under the plan. The Compensation Committee determines the time or times at which options will be granted, selects the employees to whom options will be granted, and determines the number of shares covered by each option, purchase price, time of exercise and other terms.

OUTSIDE DIRECTOR PLAN: In November 1989, an Outside Director Compensation, Stock Option and Retirement Plan (Outside Director Plan) was approved by the shareholders. The Outside Director Plan provides that each director who is not an employee of the Company will be granted an option to purchase 1,500 shares of the Company's Common Stock on the third business day after the annual meeting of the shareholders in each of the next ten years, commencing in 1989. The option price under the Outside Director Plan is the fair market value of a share of Common Stock on the date of grant. The Outside Director Plan expired in February 1999.

     The following table summarizes information concerning options outstanding and exercisable at March 31, 1999 for all plans:

                           Options Outstanding                                           Options Exercisable
---------------------------------------------------------------------------     ------------------------------------
                                      Weighted-
                                      Average
  Range of                            Remaining                                                        Weighted-
  Exercise             Number        Contractual       Weighted-Average              Number            Average
   Prices            Outstanding        Life           Exercise Price            Exercisable       Exercise Price
---------------- ----------------- --------------- ------------------------     --------------- --------------------
$ 1  -  $ 5            183,870          5.18                $4.72                   165,870             $4.67
$ 6  -  $ 8            233,485          6.23                $7.63                   147,069             $7.68
$ 9  -  $11            141,750          7.30               $10.46                    71,500            $10.47
$12  -  $18            251,250          8.40               $14.27                    63,324            $14.27
$19  -  $22            163,000          8.65               $20.20                     7,875            $20.26

Stock option activity during 1997-1999 is summarized below:

                                   Number of          Weighted-              Number of
                                     Shares            Average                 Shares        Weighted-Average
                                  Outstanding       Exercise Price           Exercisable      Exercise Price
                                -------------------------------------    ------------------------------------
July 1, 1996                         864,689             $6.23                406,340                $5.07
Granted                              105,000             10.49
Exercised                           (198,116)             5.11
Canceled or
     Expired                         (31,425)             7.23
                                -------------------------------------    ------------------------------------

June 30, 1997                        740,148              7.09                392,583                 6.08
Granted                              484,250             17.02
Exercised                           (193,194)             6.03
Canceled or
     Expired                         (60,949)            17.86
                                -------------------------------------    ------------------------------------

June 30, 1998                        970,255             11.58                352,821                 6.62
Granted                               25,500              5.47
Exercised                             (5,400)             5.11
Canceled or
     Expired                         (17,000)            19.75
                                -------------------------------------    ------------------------------------

March 31, 1999                       973,355            $11.31                455,638                $8.16
                                -------------------------------------    ------------------------------------
                                -------------------------------------    ------------------------------------

     The Company accounts for stock option awards as prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Operations. Had the Company recorded compensation expense for the fair value of the options granted, as provided by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been as follows:

                                                  (In thousands, except per share data)
                                                  March 31,       June 30,       June 30,
                                                     1999            1998           1997
-----------------------------------------------------------------------------------------
Income (loss) from continuing operations:
           As reported                            $ (2,149)      $ (18,078)       $ 5,254
           Pro forma                                (2,927)        (18,777)         5,087
Income (loss) from continuing operations
per share - diluted:
           As reported                            $  (0.26)      $   (2.21)       $  0.62
           Pro forma                                 (0.36)          (2.29)          0.60

     Because SFAS No. 123 is applicable to options granted subsequent to June 30, 1995, and the options have vesting periods up to five years, the pro forma effect will not be fully reflected until 2000.

     The fair values of the options were determined by using a Black-Scholes option-pricing model with the following assumptions:

                                        March 31, 1999          June 30, 1998          June 30, 1997
----------------------------------- ----------------------- ----------------------- -------------------
Dividend yield                                0%                      0%                    0%
Volatility                                   61%                     46%                    45%
Risk-free interest rate                       6%                      6%                    6%
Expected life                              6 years                 6 years                6 years

     The weighted average fair value of options granted at the market price for 1999, 1998 and 1997 were $3.42, $8.06 and $4.41, respectively. The weighted average fair value and weighted average exercise price of nonqualified options granted below the market price for 1998 was $11.98 and $19.75, respectively.

RESTRICTED STOCK GRANT PLAN: On February 27, 1989, the shareholders of the Company approved a restricted stock grant plan whereby officers and key employees may be granted restricted shares of the Company's Common Stock. The restrictions lapse over various vesting periods not to exceed ten years. A total of 450,000 authorized but unissued or treasury shares of the Company's Common Stock were reserved for grant under the plan. These restricted shares may be granted at a price equal to par value. In 1999 and 1998, the Company made grants of 3,000 and 4,000 shares, respectively.

     The market value of restricted shares granted is being amortized as compensation expense over the vesting period. Total expense of $15,000 was recognized in 1999 in connection with the restricted stock grant plan. The shares reserved for future grants are 124,041 as of March 31, 1999.

SHAREHOLDER RIGHTS PLAN: The Board of Directors of the Company amended its Shareholder Rights Plan on January 21, 1999, whereby common stock purchase rights (the Rights) were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held as of the close of business on January 25, 1999. The Rights will expire on January 20, 2009. Each Right entitles shareholders to buy one share of common stock of the Company at an exercise price of $65 per share. The Rights are exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's Common Stock or announces a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the Common Stock.

     Following the acquisition of 20% or more, but less than 50%, of the Company's Common Stock by a person or group, the Board of Directors may authorize the exchange of the Rights (except those owned by the acquirer), in whole or in part, for shares of the Company's Common Stock at an exchange ratio of one share for each Right.

     The Board of Directors of IFR will generally be able to redeem the Rights at $.01 per Right at any time prior to the time that a 20% position in the Company has been acquired. If a bidder who owns less than 5% of the Common Stock offers to buy all of the Common Stock at a price which a nationally recognized investment banker states in writing is fair and if the bidder has full financing for the bid, the shareholders of the Company may cause the Rights to be automatically redeemed immediately prior to the consummation of the offer, provided that such offer or another offer is consummated within 60 days at a price per share that is not less than the price approved by the shareholders.

8.   EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                         March 31,        June 30,         June 30,
                                                           1999             1998             1997
---------------------------------------------------- ---------------- ---------------- ----------------
NUMERATOR
     Income (loss) from continuing operations
         available to common shareholders                  $(2,149)         $(18,078)         $5,254
                                                     ---------------- ---------------- ----------------

DENOMINATORS
     Basic earnings (loss) per share:
         Weighted-average common shares
              outstanding                                    8,207             8,191           8,130
                                                     ---------------- ---------------- ----------------
         Basic earnings (loss) per share from
              continuing operations                         $(0.26)           $(2.21)          $0.65
                                                     ---------------- ---------------- ----------------

     Diluted earnings (loss) per share:
         Weighted-average common shares
              outstanding                                    8,207             8,191           8,130
         Effect of stock options                                47               570             292
                                                     ---------------- ---------------- ----------------
         Weighted-average common shares
              outstanding - diluted                          8,254             8,761           8,422
                                                     ---------------- ---------------- ----------------
         Diluted earnings (loss) per share from
              continuing operations                          (0.26)           $(2.06)          $0.62
                                                     ---------------- ---------------- ----------------
                                                     ---------------- ---------------- ----------------

     Note - Since the effect of stock options for 1999 and 1998 is antidilutive, the statements of operations reflect diluted per share amounts equal to the basic per share amounts.

9.   SEGMENTS

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

     The Company has two segments: electronic test and measurement equipment (ETM Division) and optical test and measurement equipment (OTM Division). On June 25, 1999, the Company committed itself to a formal plan to dispose of the OTM Division (see Note 12). Consequently, the OTM Division is reported as discontinued operations and has been excluded from the following reportable segment tables.

     The ETM Division consists of IFR Americas, Inc. based in Wichita, Kansas and IFR Ltd. based in Stevenage, Hertfordshire, United Kingdom. The ETM Division offers a broad array of test instruments for the commercial and government communications market (mobile radios and paging products), the general test & measurement market (signal generators, spectrum analyzers, and microwave products), the automatic test equipment market (manufacturing defect analyzers, in-circuit analyzers and functional analyzers) and the avionics market (global positioning, collision avoidance, weather radar and navigation systems) as well as service and repair for these products.

     The OTM Division consists of PK Technology Inc. based in Beaverton, Oregon and PK Technology Ltd. and York Sensors Ltd. both based in Hampshire, United Kingdom. The OTM Division's product portfolio includes a range of automated test systems for measuring preforms, optical fibers and geometric parameters, high performance Optical Time Domain Reflectometers (OTDR) and a line of quick-connect fiber-to-fiber coupling devices for the manufacturers of optical fiber. The division also provides test equipment such as Mini-OTDRs, optical channel analyzers, power meters and stabilized light sources for the installation, maintenance and repair of optical fiber networks. In addition, the division provides a range of sensing equipment used to determine temperature distribution in optical fibers and offers fiber preparation and cleaving tools used by fiber and cable manufacturers.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes and other income or expense. The accounting policies of the reportable segment is the same as those described in the summary of significant accounting policies (see Note 1). However, goodwill and restructuring costs are shown in other income (expense) for segment reporting and reclassified to operating expenses for external reporting.

     There are no intersegment sales and transfers. Sales are attributed to geographic areas based on the location of the customers.

FACTORS MANAGEMENT USED TO IDENTIFY REPORTABLE SEGMENTS

     The Company's reportable segment is a strategic business unit that offers similar products and services. The reportable segment is managed separately because it requires different technology and marketing strategies. Operating segments have been aggregated into the reportable segment.

     The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                           Nine months                Years ended
                                                              ended       ------------------------------------
                                                             March 31,          June 30,           June 30,
(IN THOUSANDS)                                                 1999               1998               1997
                                                        ------------------ ------------------ -----------------

SALES FROM EXTERNAL CUSTOMERS
     ETM Division                                            $106,159           $108,891            $67,710
                                                        ------------------ ------------------ -----------------

DEPRECIATION AND AMORTIZATION EXPENSE
     ETM Division                                            $  5,558           $  5,011            $ 1,208
                                                        ------------------ ------------------ -----------------

OPERATING INCOME
     ETM Division                                            $  7,245           $ 12,893            $ 8,417
                                                        ------------------ ------------------ -----------------

TOTAL ASSETS
     ETM Division                                            $193,015           $184,446            $60,673
                                                        ------------------ ------------------ -----------------

EXPENDITURES FOR LONG-LIVED ASSETS
     ETM Division                                            $  2,879           $  3,586            $ 2,158
                                                        ------------------ ------------------ -----------------

                                      45

     A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                           Nine months                Years ended
                                                              ended        --------------------------------
                                                             March 31,          June 30,           June 30,
(IN THOUSANDS)                                                 1999               1998               1997
                                                        ------------------ ------------------ -------------
OPERATING INCOME (LOSS)
     Per reportable segment                                $  7,245            $ 12,893             $ 8,417
     Goodwill amortization                                   (1,863)             (1,635)                  0
     Corporate expenses                                      (1,914)                149                   0
     Non-recurring - inventory valuation                          0             (11,844)                  0
     Non-recurring - acquired R&D                                 0             (15,700)                  0
                                                        ------------------ ------------------ -------------
           Total                                           $  3,468            $(16,137)            $ 8,417
                                                        ------------------ ------------------ -------------
                                                        ------------------ ------------------ -------------

TOTAL ASSETS
     Per reportable segment                                $193,015            $184,446             $60,673
     Discontinued operations                                 29,547              31,859              28,665
     Corporate eliminations                                 (35,519)            (25,548)            (23,508)
                                                        ------------------ ------------------ -------------
           Total                                           $187,043            $190,757             $65,830
                                                        ------------------ ------------------ -------------
                                                        ------------------ ------------------ -------------

         Sales include $3,325,000,  $16,534,000 and $21,084,000 in 1999, 1998
and 1997,  respectively,  to the United States government.

                                                           Nine months                 Years ended
                                                              ended        ---------------------------------
                                                             March 31,          June 30,           June 30,
(IN THOUSANDS)                                                 1999               1998               1997
                                                        ------------------ ------------------ --------------
GEOGRAPHIC AREA SALES
     United States                                               $ 38,383           $ 56,261        $52,926
     South America and Canada                                       7,325              4,127          4,019
                                                        ------------------ ------------------ --------------
                  Total Americas                                   45,708             60,388         56,945
                                                        ------------------ ------------------ --------------
     United Kingdom                                                23,361             17,891          2,914
     France                                                         8,582              5,721            688
     Germany                                                        5,045              3,664             61
     Other                                                          9,190              7,234            938
                                                        ------------------ ------------------ --------------
                  Total Europe                                     46,178             34,510          4,601
                                                        ------------------ ------------------ --------------
     Pacific Rim                                                   10,090              9,359          4,321
     Rest Of World                                                  4,183              4,634          1,843
                                                        ------------------ ------------------ --------------
           Total                                                 $106,159           $108,891        $67,710
                                                        ------------------ ------------------ --------------
                                                        ------------------ ------------------ --------------

GEOGRAPHIC AREA LONG-LIVED ASSETS
     United States                                               $ 10,382           $ 10,282        $ 7,490
     South America and Canada                                           -                  -              -
                                                        ------------------ ------------------ --------------
                  Total Americas                                   10,382             10,282          7,490
                                                        ------------------ ------------------ --------------
     United Kingdom                                                69,145             70,634              -
     France                                                           210                399              -
     Germany                                                           71                129              -
     Other                                                             57                115              -
                                                        ------------------ ------------------ --------------
                  Total Europe                                     69,483             71,277              -
                                                        ------------------ ------------------ --------------
     Pacific Rim                                                       73                 80              -
                                                        ------------------ ------------------ --------------
           Total                                                 $ 79,938           $ 81,639        $ 7,490
                                                        ------------------ ------------------ --------------
                                                        ------------------ ------------------ --------------

SALES BY MARKET SECTOR
     Communications                                              $ 31,654           $ 46,616        $44,684
     Test & Measurement                                            26,441             20,836          4,644
     Avionics                                                      11,387              9,520          8,050
     ATE & Solutions                                               10,869              8,545              -
     Service                                                       17,497             15,083          7,213
     Other                                                          8,311              8,291          3,119
                                                        ------------------ ------------------ --------------
           Total                                                 $106,159           $108,891        $ 67,710
                                                        ------------------ ------------------ --------------
                                                        ------------------ ------------------ --------------

10.   BENEFIT PLANS

RETIREMENT PLAN: The Company has a trusteed, defined contribution retirement plan for all U.S. employees. Company contributions are discretionary with respect to the plan. Employee benefits are based on amounts accumulated from contributions and investment gains or losses. Because it is a defined contribution plan, there are no unfunded past service costs. In addition, the Company has obligations from the acquisition of Marconi Instruments to fund the Defined Benefit Plan established by GEC. These payments are no longer required after July 31, 1998 as the Company has established a defined contribution plan for foreign employees. Total retirement plan expenses for 1999, 1998 and 1997 were approximately $0, $1,229,000, and $961,000, respectively.

DIRECTORS RETIREMENT PLAN: The Company maintains an unfunded retirement plan for nonemployee directors of the Company. Benefits will not accrue for periods in excess of 10 years of service and are payable when the Plan's requirements are satisfied. The Plan expired in February 1999. The estimated liability at March 30, 1999 and June 30, 1998 was $345,000 and $309,000, respectively, and is included in the balance sheet caption Other Liabilities and Accrued Expenses.

SAVINGS AND INVESTMENT PLAN: The Company has a savings and investment plan for substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The Company also has a defined contribution plan for substantially all U.K. employees. Employees may contribute to the plan up to 12% of their salary. Matching Company contributions are discretionary with respect to the plan. During 1999, 1998 and 1997, the Company matched 50% of each U.S. employee's contribution up to 4% of their salary. During 1999 and 1998, the Company matched 50% of each U.K. employee's contribution up to 10% of their salary. Company contributions charged to expense in 1999, 1998 and 1997, were approximately $1,954,000, $260,000, and $265,000, respectively.

INCENTIVE BONUS PLAN: The Company has established a bonus plan payable to selected employees based on pre-established operating income goals approved by the Board of Directors. Total bonus plan expenses for 1999, 1998 and 1997 were approximately $0, $116,000 and $936,000, respectively.

VEBA TRUST: The Company has a voluntary employees' beneficiary association
(VEBA), which funds certain employee welfare plan benefits. The Company is obligated to fund a trust as needed to provide for actual claims and trust expenses incurred. Total VEBA expenses for 1999, 1998 and 1997 were approximately $1,034,000, $1,163,000, and $1,378,000, respectively.

11.  SPECIFIED FINANCIAL INFORMATION

     The following comparative information is presented for the nine month periods ending March 31, 1999 and March 31, 1998 (IN THOUSANDS, EXCEPT PER SHARE
DATA):

                                                                1999                        1998
                                                       ------------------------    ------------------------
                                                                                         (Unaudited)
Sales                                                        $  106,159                    $  69,076
Gross profit                                                     47,301                       23,397
Income taxes (benefit)                                           (1,512)                       1,098
Continuing operations:
       Loss                                                      (2,149)                     (15,039)
       Loss per share                                             (0.26)                       (1.84)
       Loss per share assuming dilution                           (0.26)                       (1.84)

     The net loss for 1998 includes acquisition-related charges of $15,700,000 for the write-off of in-process research and development and $4,738,000 before taxes for inventory related charges included in cost of goods sold.

     Since the per share amounts for 1999 and 1998 are antidilutive, the diluted per share amounts equal the basic per share amounts.

12.  DISCONTINUED OPERATIONS

     On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale is expected to be completed by July 31, 1999. The transaction is expected to generate proceeds of approximately $43,000,000 and a gain of approximately $12,000,000 ($1.45 per share) after taxes of approximately $7,000,000. The net proceeds from the sale will be used to pay down the term loans in the Agreement (see NOTE 4).

     The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. Selected results of operations for the OTM Division follows: (IN THOUSANDS):

                                                             March 31,        June 30,         June 30,
                                                                1999            1998             1997
---------------------------------------------------------- --------------- ---------------- ----------------
Sales                                                        $23,358          $39,178          $35,807
Income tax expense (benefit)                                      (6)           1,744            1,048
Income (loss) from discontinued operations                      (446)           2,141            1,392

     The consolidated balance sheets have been segregated to reflect the OTM Division as discontinued operations and prior periods have been restated. The consolidated statements of cash flows and consolidated statements of shareholders' equity include the OTM Division.

     The Company anticipates that it will not meet certain financial covenants contained in its Agreement in the next twelve months without taking some curative action. The Company plans to rectify the potential covenant violations through the disposal of its OTM Division. On June 25, 1999, the Company signed Amendment No. 3 to the Agreement which modified certain financial covenants. On June 29, 1999, the Company signed a definitive sale agreement to dispose of the OTM Division which is expected to close by July 31, 1999. Completion of the disposition is subject only to ordinary and customary antitrust review. If this sale is not consummated by July 31, 1999, the Company will be in violation of its debt covenants. While the Company believes this sale will be consummated, there can be no assurance that it will be finalized.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                              QUARTERS ENDED
---------------------------------------------------------------------------------------------------
                                              SEPT. 30,      DEC. 31,      MAR. 31,     JUN. 30,
FISCAL 1999                                     1998           1998          1999         1999
---------------------------------------------------------------------------------------------------
Sales from continuing operations               $33,157        $36,072       $36,930       N/A
Sales from discontinued operations               7,743          8,046         7,569       N/A
Gross profit from continuing operations         15,005         15,773        16,523       N/A
Income (loss) from:
     Continuing operations                      (1,549)          (534)          (66)      N/A
     Discontinued operations                       (91)           133          (488)      N/A
Net income (loss)                               (1,640)          (401)         (554)      N/A

Earnings (loss) per share - basic:
     Continuing operations                     $ (0.19)       $ (0.07)      $ (0.01)      N/A
     Discontinued operations                     (0.01)          0.02         (0.06)      N/A
     Net income                                  (0.20)         (0.05)        (0.07)      N/A

Earnings (loss) per share - diluted:
     Continuing operations                     $ (0.19)       $ (0.07)      $ (0.01)      N/A
     Discontinued operations                     (0.01)          0.02         (0.06)      N/A
     Net income                                  (0.20)         (0.05)        (0.07)      N/A

Average common shares outstanding                8,205          8,208         8,208       N/A
Dilutive common shares outstanding               8,205          8,208         8,208       N/A

     Amounts differ from previously reported amounts since the results of the OTM Division have been reflected as discontinued operations (see NOTE 12).

     The effect of stock options for fiscal year 1999 is antidilutive because of the net loss. In these cases, the diluted per share amounts equal the basic per share amounts.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                        QUARTERS ENDED
-------------------------------------------------------------------------------------
                                           SEPT. 30,  DEC. 31,   MAR. 31,   JUN. 30,
Fiscal 1998                                  1997       1997       1998       1998
-------------------------------------------------------------------------------------
Sales from continuing operations            $15,692    $17,230   $ 36,154    $39,815
Sales from discontinued operations            9,829     10,309      9,624      9,416
Gross profit from continuing operations       6,178      7,275      9,944     12,237
Income (loss) from:
     Continuing operations                    1,013      1,386    (17,438)    (3,039)
     Discontinued operations                    862        905        454        (80)
Net income (loss)                             1,875      2,291    (16,984)    (3,119)

Earnings (loss) per share - basic:
     Continuing operations                   $ 0.12     $ 0.17   $  (2.13)   $ (0.37)
     Discontinued operations                   0.11       0.11       0.05      (0.01)
     Net income                                0.23       0.28      (2.08)     (0.38)

Earnings (loss) per share - diluted:
     Continuing operations                   $ 0.12     $ 0.16   $  (2.13)   $ (0.37)
     Discontinued operations                   0.10       0.10       0.05      (0.01)
     Net income                                0.22       0.26      (2.08)     (0.38)

Average common shares outstanding             8,168      8,228      8,173      8,196
Dilutive common shares outstanding            8,562      8,711      8,173      8,196

     Amounts differ from previously reported amounts since the results of the OTM Division have been reflected as discontinued operations (see NOTE 12).

     The quarter ending March 31, 1998 reflects acquisition-related charges of $15,700,000 for the write-off of in-process research and development and $4,738,000 before taxes for inventory related charges included in cost of goods sold.

     The quarter ending June 30, 1998 includes an additional write-off of $7,106,000 before taxes for acquisition-related inventory charges.

     The effect of stock options for the third and fourth quarter of fiscal year 1998 is antidilutive because of the net loss. In these cases, the diluted per share amounts equal the basic per share amounts.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                                        QUARTERS ENDED
-------------------------------------------------------------------------------------
                                           SEPT. 30,  DEC. 31,   MAR. 31,   JUN. 30,
Fiscal 1998                                  1996       1996       1997       1997
-------------------------------------------------------------------------------------
Sales from continuing operations           $15,748    $17,533    $17,039    $17,390
Sales from discontinued operations           7,510      9,454      9,199      9,644
Gross profit from continuing operations      5,626      6,715      6,813      7,490
Income (loss) from:
     Continuing operations                     983      1,228      1,366      1,677
     Discontinued operations                   227        388        360        417
Net income (loss)                            1,210      1,616      1,726      2,094

Earnings (loss) per share - basic:
     Continuing operations                 $  0.12    $  0.15    $  0.17    $  0.21
     Discontinued operations                  0.03       0.05       0.04       0.05
     Net income                               0.15       0.20       0.21       0.26

Earnings (loss) per share - diluted:
     Continuing operations                 $  0.12    $  0.15    $  0.16    $  0.20
     Discontinued operations                  0.02       0.04       0.04       0.05
     Net income                               0.14       0.19       0.20       0.25

Average common shares outstanding            8,189      8,037      8,164      8,130
Dilutive common shares outstanding           8,450      8,360      8,491      8,391

     Amounts differ from previously reported amounts since the results of the OTM Division have been reflected as discontinued operations (see NOTE 12).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 concerning directors of IFR is incorporated herein by reference from "Election of Directors" contained in IFR's Proxy Statement for its August 26, 1999 annual meeting of shareholders (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from "Election of Directors" and "Compensation of Directors", "Executive Compensation", and "Compensation Committee Report on Executive Compensation" contained in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from "Outstanding Shares" and "Election of Directors" contained in the 1999 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from "Certain Relationships" contained in the 1999 Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

         (a)(1)   Financial Statements - See Index to Financial Statements at
                  Item 8 of this report.

         (a)(2)   Financial Statement Schedules
                  The following financial statement schedule of IFR is included in this report in response to Item 14(d):

                  Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the instructions or are inapplicable, and therefore have been omitted.

         (a)(3)   See Exhibit Index

         (b) The following reports on Form 8-K were filed during the third quarter of the fiscal year ended March 31, 1999:

                  1) Change in fiscal year filed on Form 8-K dated January 21, 1999.

                  2) Common stock purchase rights filed on Form 8-K dated February 19, 1999.

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

     3.2 Bylaws of the Company (Exhibit 3.2 to the Company's Amendment No. 1 to Form 8-K, dated February 18, 1999, File No. 0-14224, previously filed by Registrant).*

     4.1 Specimen certificate representing common stock of the Company (Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed January 17, 1986, Reg. No. 33-2122, as previously filed by Registrant).*

     4.2 Article II of the Amended and Restated Certificate of Incorporation of the Company, (Included in Exhibit 3.1).*

     4.3 Articles I, III, and VII of the Amended and Restated Certificate of Incorporation of the Company, (Included in Exhibit 3.1).*

     4.4 Articles 2, 3, and 5 of the By-laws of the Company. (Included in Exhibit 3.2).*

     4.5 Rights Agreement between the Company and Harris Trust & Savings Bank dated as of February 28, 1999 (Exhibit 4 to the Company's registration statement on Form 8-A dated February 19, 1999, previously filed by Registrant).*

EXHIBIT INDEX

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

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

     10.6 IFR Systems, Inc. Employees' Profit Sharing Plan (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-14224, previously filed by Registrant).*

     10.7 Restricted Stock Grant Plan of the Company (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1989, File No. 0-14224, previously filed by Registrant).*

EXHIBIT INDEX

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

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

EXHIBIT INDEX

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

     10.18 Form of Copyright Security Agreement executed by Registrant and each of its United States subsidiaries (Exhibit 10.06 to Form 8-K, dated February 6, 1998, previously filed by Registrant).*

     10.19 Form of Patent Security Agreement executed by Registrant and each of its United States subsidiaries (Exhibit 10.07 to Form 8-K, dated February 6, 1998, previously filed by Registrant).*

     10.20 Form of Trademark Security Agreement Security Agreement executed by Registrant and each of its United States subsidiaries (Exhibit 10.08 to Form 8-K, dated February 6, 1998, previously filed by Registrant).*

     10.21 Amendment No. 1 to Credit Agreement, dated as of November 3, 1998, among IFR Systems, Inc., The First National Bank of Chicago, and various lenders.

     10.22 Amendment No. 2 to Credit Agreement, dated as of March 31, 1999, among IFR Systems, Inc., The First National Bank of Chicago, and various lenders.

     10.23 Amendment No. 3 to Credit Agreement, dated as of June 28, 1999, among IFR Systems, Inc., The First National Bank of Chicago, and various lenders.

     21.0         Subsidiaries of the Registrant

     23.0         Consent of Ernst & Young LLP

     27.0         Financial Data Schedule

------------------------
       * Document has been previously filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                                         IFR Systems, Inc.


June 28, 1999          By              /s/ Iain M. Robertson
                          -------------------------------------------------
                           IAIN M. ROBERTSON
                           DIRECTOR, PRESIDENT AND CHIEF OPERATING OFFICER (PRINCIPAL EXECUTIVE OFFICER)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    DATE               TITLE                            SIGNATURE
    ----               -----                            ---------

June 28, 1999  Chairman of the Board             /s/ Alfred H. Hunt, III
               of Directors and Chief        --------------------------------
               Technology Officer                     ALFRED H. HUNT

June 28, 1999  Director                        /s/ Wilton W. Cogswell, III
                                             --------------------------------
                                                  WILTON W. COGSWELL, III

June 28, 1999  Director                             /s/ Donald L. Graf
                                             --------------------------------
                                                      DONALD L. GRAF

June 28, 1999  Director                             /s/ John V. Grose
                                             --------------------------------
                                                      JOHN V. GROSE

June 28, 1999  Director                             /s/ Oscar L. Tang
                                             --------------------------------
                                                      OSCAR L. TANG

June 28, 1999  Director                          /s/ Ralph R. Whitney, Jr.
                                             --------------------------------
                                                   RALPH R. WHITNEY, JR.

June 28, 1999  Executive Vice President,          /s/ Jeffrey A. Bloomer
               Treasurer and Chief           --------------------------------
               Financial Officer (Principal         JEFFREY A. BLOOMER
               Financial and Accounting
               Officer)

                                IFR SYSTEMS, INC
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------------------------
             COL. A                         COL. B                          COL. C                       COL. D         COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
-----------------------------------------------------------------------------------------------------------------------------------
                                     Balance at Beginning    Charged to Costs    Charged to Other     Deductions--   Balance at End
           DESCRIPTION                    of Period            and Expenses     Accounts--Describe    Describe (1)      of Year
-----------------------------------------------------------------------------------------------------------------------------------
Year ended March 31,1999:
 Allowance for doubtful accounts
  (deducted in balance sheet from
  accounts receivable)                    773,173                122,000                 --              164,406         730,767

Year ended June 30,1998:
 Allowance for doubtful accounts
  (deducted in balance sheet from
  accounts receivable)                    368,773                180,000               303,000            78,600         773,173

Year ended June 30,1997:
 Allowance for doubtful accounts
  (deducted in balance sheet from
  accounts receivable)                    322,718                 50,000                 --                3,945         368,773


Note 1: Uncollectible accounts receivable charged off, less recoveries and Discontinued Operations of OTM Division.