Form 10-K/A
period 1999-03-31
IFR SYSTEMS INC
filed 1999-07-01
CIK 785546

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K/A
                               Amendment No. 1

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
                 YES   X           NO
                    ------           ------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The conformed signature on the Report of Independent Auditors was inadvertently omitted. The signed Report of Independent Auditors is attached.

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

                                                          /s/ Ernst & Young LLP

Indianapolis, Indiana
June 25, 1999,
except for Note 12, as to which the date is June 29, 1999

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K

EXHIBIT NO.  DESCRIPTION


  23.0       Consent of Ernst & Young LLP


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IFR Systems, Inc.



June 29, 1999                           By  /s/ Jeffrey A. Bloomer
                                          --------------------------------
                                                JEFFREY A. BLOOMER
                                        EXECUTIVE VICE PRESIDENT, TREASURER AND
                                        CHIEF FINANCIAL OFFICER (PRINCIPAL
                                        FINANCIAL AND ACCOUNTING OFFICER)