Form 10-Q
period 1999-06-30
IFR SYSTEMS INC
filed 1999-07-27
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to ________

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

         There were 8,226,265 shares of common stock, par value $.01 per share, of the Registrant outstanding as of July 19, 1999.

                               IFR SYSTEMS, INC.
                                  FORM 10 - Q
                                    INDEX


PART I -- FINANCIAL INFORMATION                                                          PAGE
Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at June 30,
                  1999 and March 31, 1999                                                 3


                  Condensed Consolidated Statements of Operations for the three
                  months ended June 30, 1999 and 1998.                                    5


                  Condensed Consolidated Statements of Cash Flow for the
                  three months ended June 30, 1999 and 1998                               6

                  Notes to Condensed Consolidated Financial Statements                    7


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     10


PART II -- OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                                 15



SIGNATURES                                                                                16

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     JUNE 30,              MARCH 31,
                                                                                       1999                   1999
                                                                                   -----------             ----------
                                                                                    (UNAUDITED)              (NOTE)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                         $ 4,542               $ 5,086
    Accounts receivable, less $723 and $731
        allowance for doubtful accounts, respectively                                  27,177                27,306
    Inventories:
        Finished products                                                              13,969                15,568
        Work in process                                                                 9,358                 8,811
        Materials                                                                      14,252                13,650
                                                                                   -----------             ---------
                                                                                       37,579                38,029
    Prepaid expenses and sundry                                                         6,312                 6,042
    Deferred income taxes                                                               2,465                 2,492
    Current assets of discontinued operations                                          18,710                17,460
                                                                                   -----------             ---------
TOTAL CURRENT ASSETS                                                                   96,785                96,415

PROPERTY AND EQUIPMENT:
    Property and equipment                                                             36,381                36,079
    Allowances for depreciation                                                       (14,956)              (13,835)
                                                                                   -----------             ---------
                                                                                       21,425                22,244
PROPERTY UNDER CAPITAL LEASE:
    Building and machinery                                                              5,201                 5,201
    Allowances for depreciation                                                        (2,075)               (1,962)
                                                                                   -----------             ---------
                                                                                        3,126                 3,239
PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS,
    NET OF ALLOWANCES FOR DEPRECIATION OF $4,538 AND
    $4,380, RESPECTIVELY                                                                3,051                 3,058

OTHER ASSETS:
    Cost in excess of net assets acquired, less
        amortization of $998 and $812, respectively                                    21,299                21,485
    Developed technology, less amortization
        of $1,326 and $1,092, respectively                                             17,474                17,708
    Other intangibles, less amortization of $1,807
        and $1,594, respectively                                                       12,959                13,172
    Other                                                                               2,300                 2,090
    Other assets related to discontinued operations - net                               7,434                 7,632
                                                                                   -----------             ---------
                                                                                       61,466                62,087
                                                                                   -----------             ---------
TOTAL ASSETS                                                                        $ 185,853              $187,043
                                                                                   -----------             ---------
                                                                                   -----------             ---------

Note: The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                 IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    JUNE 30,                 MARCH 31,
                                                                                      1999                     1999
                                                                                   ----------                ---------
                                                                                   (UNAUDITED)                (NOTE)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term bank borrowings (NOTE 2)                                              $ 19,100                 $ 17,700
    Accounts payable                                                                    8,655                    9,883
    Accrued compensation and payroll taxes                                              4,383                    4,401
    Other liabilities and accrued expenses                                              9,038                    8,890
    Federal and state income taxes and local taxes                                      1,479                    1,120
    Current maturity of capital lease obligations                                         185                      185
    Current maturity of long-term debt                                                  4,500                    4,250
    Current liabilities of discontinued operations                                      5,456                    3,823
                                                                                   ----------                ---------
TOTAL CURRENT LIABILITIES                                                              52,796                   50,252

CAPITAL LEASE OBLIGATIONS                                                               3,395                    3,442

LONG-TERM DEBT                                                                         92,000                   93,125

DEFERRED INCOME TAXES                                                                  11,445                   11,828

DEFERRED INCOME TAXES OF DISCONTINUED OPERATIONS                                          196                      168

SHAREHOLDERS' EQUITY:
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                                                       -                        -
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 9,266,250 shares                                         93                       93
    Additional paid-in capital                                                          7,229                    7,368
    Cost of common stock in treasury--1,039,985
        and 1,056,985 shares, respectively                                             (8,473)                  (8,611)
    Accumulated other comprehensive income (loss)                                      (2,618)                  (1,187)
    Retained earnings                                                                  29,790                   30,565
                                                                                   ----------                ---------
                                                                                       26,021                   28,228
                                                                                   ----------                ---------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 185,853                $ 187,043
                                                                                   ----------                ---------
                                                                                   ----------                ---------


See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                               ---------------------------------------
                                                                         1999               1998
SALES                                                                 $ 33,991             $ 39,815
COST OF PRODUCTS SOLD                                                   19,061               27,578
                                                                    ----------            ---------
GROSS PROFIT                                                            14,930               12,237

OPERATING EXPENSES:
    Selling                                                              6,186                7,492
    Administrative                                                       3,711                3,560
    Engineering                                                          4,275                4,418
                                                                    ----------            ---------
                                                                        14,172               15,470
                                                                    ----------            ---------
OPERATING INCOME (LOSS)                                                    758               (3,233)

OTHER INCOME (EXPENSE):
    Interest income                                                        113                  202
    Interest expense                                                    (2,609)              (2,329)
    Other, net                                                            (108)                 (74)
                                                                    ----------            ---------
                                                                        (2,604)              (2,201)
                                                                    ----------            ---------
LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                 (1,846)              (5,434)

INCOME TAX BENEFIT                                                        (745)              (2,395)
                                                                    ----------            ---------
LOSS FROM CONTINUING OPERATIONS                                         (1,101)              (3,039)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
    LESS APPLICABLE INCOME TAXES (NOTE 3)                                  326                  (80)
                                                                    ----------            ---------
NET LOSS                                                                $ (775)            $ (3,119)
                                                                    ----------            ---------
                                                                    ----------            ---------
EARNINGS (LOSS) PER SHARE - BASIC:
    Loss from continuing operations                                    $ (0.13)             $ (0.37)
    Income (loss) from discontinued operations                            0.04                (0.01)
                                                                    ----------            ---------
    Net loss                                                           $ (0.09)             $ (0.38)
                                                                    ----------            ---------
                                                                    ----------            ---------

EARNINGS (LOSS) PER SHARE - DILUTED:
    Loss from continuing operations                                    $ (0.13)             $ (0.37)
    Income (loss) from discontinued operations                            0.04                (0.01)
                                                                    ----------            ---------
    Net loss                                                           $ (0.09)             $ (0.38)
                                                                    ----------            ---------
                                                                    ----------            ---------
AVERAGE COMMON SHARES OUTSTANDING                                        8,223                8,196
                                                                    ----------            ---------
                                                                    ----------            ---------
DILUTIVE COMMON SHARES OUTSTANDING                                       8,223                8,196
                                                                    ----------            ---------
                                                                    ----------            ---------

See notes to condensed consolidated financial statements.

                                      IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                      (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                        1999                    1998
                                                                                      ---------               ----------
OPERATING ACTIVITIES
    Net loss                                                                             $ (775)               $ (3,119)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
           Depreciation of property and equipment                                         1,392                   1,678
           Amortization of intangibles                                                      766                   1,138
           Deferred income taxes                                                           (428)                 (5,047)
           Utilization of acquired tax loss carryforwards                                     -                     416
           Changes in operating assets and liabilities:
               Accounts receivable                                                         (723)                    806
               Inventories                                                                   61                   7,867
               Other current assets                                                        (179)                  1,630
               Accounts payable and accrued liabilities                                    (224)                 (8,857)
               Other current liabilities                                                  1,118                  (1,282)
                                                                                      ---------               ----------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      1,008                  (4,770)

INVESTING ACTIVITIES
    Purchases of property and equipment                                                    (874)                 (1,374)
    Proceeds from sale of equipment                                                          17                   1,071
    Sundry                                                                                 (210)                  1,704
                                                                                      ---------               ----------
    NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                     (1,067)                  1,401
FINANCING ACTIVITIES
    Principal payments on capital lease obligations                                         (47)                   (175)
    Principal payments on long-term debt                                                   (875)                      -
    Principal payments on short-term bank borrowings                                     (1,100)                      -
    Proceeds from short-term bank borrowings                                              2,500                   2,000
    Proceeds from exercise of common stock options                                           (1)                  1,023
                                                                                      ---------               ----------
    NET CASH PROVIDED IN FINANCING ACTIVITIES                                               477                   2,848
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (962)                    314
                                                                                      ---------               ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                      (544)                   (207)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          5,086                     366
                                                                                      ---------               ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  4,542                 $   159
                                                                                      ---------               ----------
                                                                                      ---------               ----------

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

         The Company operates in one significant business segment, electronic test and measurement (ETM Division).

NOTE 2 -- BANK BORROWINGS

           In March 1998, the Company entered into an amended and restated Credit Agreement with a bank syndication (the Agreement) to provide available lines of credit aggregating $30,000,000. The Agreement expires on February 5, 2004. Under the terms of the Agreement, borrowings bear interest at a spread over LIBOR based on certain financial criteria. The Agreement also includes a counter indemnity with a foreign bank to provide letters of credit and overdraft facilities totaling $3,300,000. As of June 30, 1999, the Company has available unused lines of credit aggregating $5,700,000.

          On March 31, 1999, the Company completed an amendment to the Agreement which increased the interest rate by approximately 25 basis points effective June 1, 1999. The interest rate on the outstanding portion of the lines of credit was 8.32% at June 30, 1999. In addition, the amendment provides for a reduction in the aggregate revolving loan commitment from $30,000,000 to $25,000,000.

          On June 25, 1999, the Company completed an amendment to the Agreement which modified certain financial covenants, effective July 1, 1999.

NOTE 3 -- DISCONTINUED OPERATIONS

         On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,000,000 in cash. A net of tax gain of approximately $12,000,000 (approximately $1.45 per share) will be recorded in the quarter ending September 30, 1999. The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt.

         The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. Selected results of operations for the OTM Division follows: (IN THOUSANDS):


                                                                Three Months Ended June 30,
                                                     -----------------------------------------------
                                                               1999                     1998
----------------------------------------------------------------------------------------------------
Sales                                                         $8,335                   $9,416
Income tax expense                                               310                      193
Income (loss) from discontinued operations                       326                      (80)

         The consolidated balance sheets have been segregated to reflect the OTM Division as discontinued operations and prior periods have been restated. The consolidated statements of cash flows include the OTM Division.

NOTE 4 - COMPREHENSIVE INCOME

         Total comprehensive loss was $2,206,000 and $2,908,000 for the three months ended June 30, 1999 and 1998, respectively. The difference between the total comprehensive loss and net loss is foreign currency translation adjustments.

NOTE 5 - RESTRUCTURING

         Restructuring liabilities from the Marconi acquisition of approximately $7,700,000 were recorded for severance and related costs associated with the shutdown of certain acquired facilities. Payments in the amount of $6,634,000 have been charged against the liability through June 30, 1999.

NOTE 6 - EARNINGS PER SHARE DATA

         The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                     1999                    1998
--------------------------------------------------------------------------------------------------------
NUMERATOR
         Loss from continuing operations
                available to common shareholders                     $(1,101)                $(3,039)
                                                            --------------------------------------------
                                                            --------------------------------------------
DENOMINATORS
         Basic earnings (loss) per share:
                Weighted-average common shares
                      outstanding                                      8,223                   8,196
                                                            --------------------------------------------
                                                            --------------------------------------------
                Basic loss per share from
                      continuing operations                           $(0.13)                 $(0.37)
                                                            --------------------------------------------
                                                            --------------------------------------------
         Diluted earnings (loss) per share:
                Weighted-average common shares
                      outstanding                                      8,223                   8,196
                Effect of stock options                                    1                     414
                                                            --------------------------------------------
                Weighted-average common shares
                      outstanding - diluted                            8,224                   8,610
                                                            --------------------------------------------
                                                            --------------------------------------------
                Diluted loss per share from
                      continuing operations                           $(0.13)                 $(0.35)
                                                            --------------------------------------------
                                                            --------------------------------------------

         Note - Because the effect of stock options for 1999 and 1998 is antidilutive for the periods presented, diluted per share amounts are equal to the basic per share amounts.

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

         Because of the pervasive nature of computers and computer systems in the Company's products and equipment, as well as throughout the nation and world, it is impossible for the Company to provide any assurances that its efforts at identifying and remedying Year 2000 issues will be totally effective or that Year 2000 problems of others will not have a material adverse effect on the Company's operations and profits notwithstanding any efforts the Company may make. Accordingly, the following discussion contains numerous "forward looking" statements that are subject to the qualifications and cautionary statements contained in this Report under the heading private securities litigation reform act of 1995 - "Forward looking Statements".

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

         INFORMATION TECHNOLOGY AND ACCOUNTING SYSTEMS. IFR has completed its assessment of its significant information technology and principal accounting systems and has made a substantial portion of the modifications necessary for them to be Year 2000 compliant. Total expenditures to date for such modifications have been approximately $1,575,000 of which approximately $1,100,000 was spent to acquire new equipment or software prior to the time it would otherwise have been acquired. It is anticipated that the Company will incur additional expenditures of approximately $185,000 to complete the upgrade of its information technology in order to be Year 2000 compliant.

         SUPPLIERS AND CUSTOMERS. The Company has written to certain of its customers and vendors whose failure to be able to conduct business normally after December 31, 1999, because of Year 2000 problems might materially affect IFR, requesting written information as to their Year 2000 compliance and preparation. The Company has received written responses from most of such customers and vendors that appear to indicate generally they are or expect to be sufficiently Year 2000 compliant. The Company intends to continue to closely monitor the Year 2000 compliance and preparation of its material customers and vendors. This portion of the Company's Year 2000 compliance and assessment program has not resulted in material expenditures by IFR and is not anticipated to do so.

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

DISCONTINUED OPERATIONS

         On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,000,000 in cash. A net of tax gain of approximately $12,000,000 (approximately $1.45 per share) will be recorded in the quarter ending September 30, 1999. The proceeds from the sale were used to reduce debt in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt. The sale will allow the Company to further focus on the ETM Division.

         As a consequence of the divestiture, the results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. The consolidated balance sheets have been segregated to reflect the OTM Division as discontinued operations and prior periods have been restated. The consolidated statements of cash flows include the OTM Division.

RESULTS OF OPERATIONS

          Sales for the first quarter ended June 30, 1999 were $33,991,000 compared to $39,815,000 in the first quarter of the prior year. This represents a decrease of 14.6% or $5,824,000 due to lower sales of communication test instruments to government and commercial customers.

          Gross margins increased to 43.9 % for the current year quarter as compared to 30.7% in the previous year quarter. The previous year quarter included inventory valuation charges related to the Marconi acquisition of $7,106,000. Excluding the effect of the acquisition adjustment, gross margins for the previous year quarter was 48.6%. The decrease of 4.7% is due to an unfavorable product mix and lower sales volume to cover fixed overhead costs.

          Operating expenses increased 2.8% to 41.7% of sales for the current quarter. Administrative expenses increased 1.9%, engineering expenses increased 1.5% and selling expenses decreased 0.6% as a percentage of sales. Operating expenses in general increased as a percent of sales because of the lower sales volume.

          Other expenses increased $403,000 compared to the prior year quarter due mainly to the higher interest expense related to the debt incurred to fund the acquisition.

          The estimated effective income tax rate was approximately 40.4% for the current period and 44.1% for the previous year period. The decrease represents the impact of the foreign subsidiaries and their related tax rates.

LIQUIDITY AND SOURCES OF CAPITAL

         The Company maintains an adequate financial position with working capital of $43,989,000 at June 30, 1999. The Company generated cash from operations of $1,008,000 for the three months period ended June 30, 1999 compared to a cash outflow of $4,770,000 for the previous year quarter. The increase in cash provided from operations was due to a decrease in the net loss for the period ($2,344,000) and decreases in working capital accounts.

         Cash used in investing activities was $1,067,000 for the current quarter compared to cash inflows of $1,401,000 in the previous year quarter. The decrease in funds provided is due to proceeds from the sale of Company owned cars and cash inflows related to reclassification of restructuring costs in the previous year quarter.

          Cash flows provided in financing activities was $477,000 and $2,848,000 for the three months period ended June 30, 1999 and 1998, respectively. The decrease in funds provided was due primarily to principal payments on long-term debt and reduced proceeds from the exercise of stock options.

         No cash dividends were paid in fiscal year 1999 and no cash dividends are anticipated to be paid in fiscal year 2000. Certain restrictive payments concerning the debt incurred with the purchase of Marconi allow for cash dividends to be paid only when certain leverage ratios are obtained.

         On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset the dilution of stock option exercises and as a utilization of the anticipated excess cash flow during the year. As of June 30, 1999, the Company had purchased an aggregate of 470,000 shares under the program. Certain restrictive covenants concerning the debt incurred with the purchase of Marconi limit the amount of capital stock allowed to be purchased.

         At June 30, 1999, $19,100,000 was outstanding under the lines of credit.

         On March 31, 1999, the Company completed an amendment to the Agreement which increased the interest rate by approximately 25 basis points effective June 1, 1999. In addition, the amendment provides for a reduction in the aggregate revolving loan commitment from $30,000,000 to $25,000,000.

         At June 30, 1999 the Company was in violation of the leverage ratio restrictive covenant in the Agreement and obtained an appropriate waiver from the bank. On June 25, 1999, the Company completed an amendment to the Agreement which modified certain financial covenants, effective July 1, 1999, to more obtainable terms. The Company expects to be in compliance with the financial covenants for the next twelve months.

         The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures, debt payments, interest and working capital needs for the current fiscal year ending March 31, 2000.

OUTLOOK

         The sale of the OTM Division, effective July 7, 1999, helps restore the Company's financial flexibility and positions the Company to benefit from the opportunities presented by the continuing change in the test and measurement marketplace. All of the Company's efforts are now focused on building the Electronic Test & Measurement (ETM) Division business where long-term growth opportunities have been identified in the expanding wireless communications and related market segments. The continuing investments in engineering and marketing have strengthened the Company's competitive position in these areas. The Company is optimistic that it is properly positioned to benefit from future growth in the global test equipment industry. In the meantime, a variety of cost reduction steps have been implemented which, together with reduced interest expense, should result in better financial performance for the balance of the fiscal year.

PART II -- OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.24 Waiver to Credit Agreement, dated as of July 16, 1999, for the fiscal quarter ending June 30, 1999.

                  27.0     Financial Data Schedule

         (b)      No Form 8-K was filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IFR SYSTEMS, INC.


Date: July 27, 1999                           /s/ Iain M. Robertson
      -------------                           ---------------------
                                              Iain M. Robertson,
                                              Director, President and
                                              Chief Operating Officer
                                              (Duly authorized officer)

                                              /s/ Jeffrey A. Bloomer
                                              ----------------------
                                              Jeffrey A. Bloomer,
                                              Executive Vice President,
                                              Chief Financial Officer
                                              and Treasurer
                                              (Principal financial and chief
                                              accounting officer)