Form 10-Q
period 1999-09-30
IFR SYSTEMS INC
filed 1999-11-12
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

     / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _________to________

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No __________.

         There were 8,232,428 shares of common stock, par value $.01 per share, of the Registrant outstanding as of October 20, 1999.

                                IFR SYSTEMS, INC.
                                   FORM 10 - Q
                                      INDEX

                                                                                           PAGE
PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at September 30,1999
                  and March 31, 1999                                                          3

                  Condensed Consolidated Statements of Operations for the three
                  and six months ended September 30,1999 and 1998                             5

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended September 30,1999 and 1998                                 6

                  Notes to Condensed Consolidated Financial Statements                        7


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        10


PART II -- OTHER INFORMATION

Item 5.  Other Information                                                                   16

Item 6.  Exhibits and reports on Form 8-K                                                    16

SIGNATURES                                                                                   17

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30,         MARCH 31,
                                                                      1999                1999
                                                                  ------------          ---------
                                                                  (UNAUDITED)            (NOTE)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                      $   4,945           $   5,086
    Accounts receivable, less $661 and $731
        allowance for doubtful accounts, respectively                 26,030              27,306
    Inventories:
        Finished products                                             13,929              15,568
        Work in process                                                9,010               8,811
        Materials                                                     14,385              13,650
                                                                  ------------          ---------
                                                                      37,324              38,029
    Prepaid expenses and sundry                                        6,647               6,042
    Deferred income taxes                                              2,482               2,492
    Current assets of discontinued operations                              -              17,460
                                                                  ------------          ---------
TOTAL CURRENT ASSETS                                                  77,428              96,415

PROPERTY AND EQUIPMENT:
    Property and equipment                                            38,164              36,079
    Allowances for depreciation                                      (15,936)            (13,835)
                                                                  ------------          ---------
                                                                      22,228              22,244
PROPERTY UNDER CAPITAL LEASE:
    Building and machinery                                             5,201               5,201
    Allowances for depreciation                                       (2,188)             (1,962)
                                                                  ------------          ---------
                                                                       3,013               3,239
PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS,
    NET OF ALLOWANCES FOR DEPRECIATION OF $0 AND
    $4,380, RESPECTIVELY                                                   -               3,058

OTHER ASSETS:
    Cost in excess of net assets acquired, less
        amortization of $1,184 and $812, respectively                 21,113              21,485
    Developed technology, less amortization
        of $1,560 and $1,092, respectively                            17,240              17,708
    Other intangibles, less amortization of $2,020
        and $1,594, respectively                                      12,746              13,172
    Other                                                              2,197               2,090
    Other assets related to discontinued operations - net                  -               7,632
                                                                  ------------          ---------
                                                                      53,296              62,087
                                                                  ------------          ---------
TOTAL ASSETS                                                       $ 155,965           $ 187,043
                                                                  ------------          ---------
                                                                  ------------          ---------

Note: The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            SEPTEMBER 30,        MARCH 31,
                                                                  1999             1999
                                                            -------------        ---------
                                                            (UNAUDITED)           (NOTE)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term bank borrowings (NOTE 2)                     $  12,200           $  17,700
    Accounts payable                                            8,193               9,883
    Accrued compensation and payroll taxes                      4,117               4,401
    Other liabilities and accrued expenses                      7,333               8,890
    Federal and state income taxes and local taxes              7,571               1,120
    Current maturity of capital lease obligations                 190                 185
    Current maturity of long-term debt                          4,750               4,250
    Current liabilities of discontinued operations                  -               3,823
                                                            -------------        ---------
TOTAL CURRENT LIABILITIES                                      44,354              50,252

CAPITAL LEASE OBLIGATIONS                                       3,343               3,442

LONG-TERM DEBT                                                 58,885              93,125

DEFERRED INCOME TAXES                                          11,550              11,828

DEFERRED INCOME TAXES OF DISCONTINUED OPERATIONS                    -                 168

SHAREHOLDERS' EQUITY:
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                               -                   -
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 9,266,250 shares                 93                  93
    Additional paid-in capital                                  7,344               7,368
    Cost of common stock in treasury--1,033,822
        and 1,056,985 shares, respectively                     (8,423)             (8,611)
    Accumulated other comprehensive income (loss)                (112)             (1,187)
    Retained earnings                                          38,931              30,565
                                                            -------------        ---------
                                                               37,833              28,228
                                                            -------------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 155,965           $ 187,043
                                                            -------------        ---------
                                                            -------------        ---------

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                          ---------------------------          ----------------------------
                                                             1999               1998               1999               1998
                                                         ---------          ---------          ---------          ---------
SALES                                                     $ 34,705           $ 33,157           $ 68,696           $ 72,972
COST OF PRODUCTS SOLD                                       20,954             18,152             40,015             45,730
                                                         ---------          ---------          ---------          ---------
GROSS PROFIT                                                13,751             15,005             28,681             27,242
OPERATING EXPENSES:
    Selling                                                  5,749              6,052             11,935             13,544
    Administrative                                           3,815              4,328              7,526              7,888
    Engineering                                              3,963              4,890              8,238              9,308
                                                         ---------          ---------          ---------          ---------
                                                            13,527             15,270             27,699             30,740
                                                         ---------          ---------          ---------          ---------
OPERATING INCOME (LOSS)                                        224               (265)               982             (3,498)

OTHER INCOME (EXPENSE):
    Interest income                                             55                179                 72                381
    Interest expense                                        (1,814)            (2,398)            (4,327)            (4,727)
    Other, net                                                 (18)                16               (126)               (58)
                                                         ---------          ---------          ---------          ---------
                                                            (1,777)            (2,203)            (4,381)            (4,404)
                                                         ---------          ---------          ---------          ---------
LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                     (1,553)            (2,468)            (3,399)            (7,902)

INCOME TAX BENEFIT                                            (560)              (919)            (1,305)            (3,314)
                                                         ---------          ---------          ---------          ---------

LOSS FROM CONTINUING OPERATIONS                               (993)            (1,549)            (2,094)            (4,588)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
    LESS APPLICABLE INCOME TAXES (NOTE 3)                   10,134                (91)            10,460               (171)
                                                         ---------          ---------          ---------          ---------

NET INCOME (LOSS)                                         $  9,141           $ (1,640)          $  8,366           $ (4,759)
                                                         ---------          ---------          ---------          ---------
                                                         ---------          ---------          ---------          ---------

EARNINGS (LOSS) PER SHARE - BASIC:
    Loss from continuing operations                       $  (0.12)          $  (0.19)          $  (0.25)          $  (0.56)
    Earnings (loss) from discontinued operations              1.23              (0.01)              1.27              (0.02)
                                                         ---------          ---------          ---------          ---------
    Net Earnings (loss)                                   $   1.11           $  (0.20)          $   1.02           $  (0.58)
                                                         ---------          ---------          ---------          ---------
                                                         ---------          ---------          ---------          ---------

EARNINGS (LOSS) PER SHARE - DILUTED:
    Loss from continuing operations                       $  (0.12)          $  (0.19)          $  (0.25)          $  (0.56)
    Earnings (loss) from discontinued operations              1.23              (0.01)              1.27              (0.02)
                                                         ---------          ---------          ---------          ---------
    Net Earnings (loss)                                   $   1.11           $  (0.20)          $   1.02           $  (0.58)
                                                         ---------          ---------          ---------          ---------
                                                         ---------          ---------          ---------          ---------

AVERAGE COMMON SHARES OUTSTANDING                            8,231              8,205              8,227              8,200
                                                         ---------          ---------          ---------          ---------
                                                         ---------          ---------          ---------          ---------

DILUTIVE COMMON SHARES OUTSTANDING                           8,231              8,205              8,227              8,200
                                                         ---------          ---------          ---------          ---------
                                                         ---------          ---------          ---------          ---------

See notes to condensed consolidated financial statements.

                                               IFR SYSTEMS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       1999               1998
                                                                  ---------          ----------
OPERATING ACTIVITIES

    Net income (loss)                                              $  8,366           $ (4,759)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
           Depreciation of property and equipment                     2,531              3,159
           Amortization of intangibles                                1,399              1,906
           Amortization of loan origination fees                        189                  -
           Gain on sale of OTM Division                             (17,207)                 -
           Deferred income taxes                                        543             (5,205)
           Deferred compensation expense                                 44                  -
           Utilization of acquired tax loss carryforwards                 -                416
           Changes in operating assets and liabilities:
               Accounts receivable                                    7,932              8,886
               Inventories                                           10,108              5,043
               Other current assets                                    (227)             1,324
               Accounts payable and accrued liabilities              (7,354)           (10,891)
               Other current liabilities                              6,451             (1,838)
                                                                   ---------          ----------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 12,775             (1,959)
INVESTING ACTIVITIES
    Proceeds from OTM Sale                                           43,988                  -
    Disposal of OTM investment                                      (16,463)                 -
    Purchases of property and equipment                              (2,134)            (2,484)
    Proceeds from sale of property and equipment                         44              1,071
    Sundry                                                             (256)             1,805
                                                                 -----------         ----------
    NET CASH PROVIDED IN INVESTING ACTIVITIES                        25,179                392
FINANCING ACTIVITIES
    Principal payments on capital lease obligations                     (94)              (221)
    Principal payments on long-term debt                            (33,740)              (875)
    Principal payments on short-term bank borrowings                (19,560)                 -
    Proceeds from short-term bank borrowings                         14,060              2,000
    Proceeds from exercise of common stock options                      164              1,037
                                                                  ----------         ----------
    NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                (39,170)             1,941
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               1,075              1,333
                                                                  ----------         ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (141)             1,707
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      5,086                366
                                                                   ---------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  4,945           $  2,073
                                                                  ----------         ----------
                                                                  ----------         ----------

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                SEPTEMBER 30,1999

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

         The Company operates in one significant business segment, electronic test and measurement (ETM Division).

NOTE 2 -- BANK BORROWINGS

          In March 1998, the Company entered into an amended and restated Credit Agreement with a bank syndication (the Agreement) to provide available lines of credit aggregating $30,000,000. The Agreement expires on February 5, 2004. Under the terms of the Agreement, borrowings bear interest at a spread over LIBOR based on certain financial criteria. The Agreement also includes a counter indemnity with a foreign bank to provide letters of credit and overdraft facilities totaling $3,300,000. The Agreement also includes a swing line facility aggregating $5,000,000. As of September 30, 1999, the Company has available unused lines of credit aggregating $12,800,000.

          On March 31, 1999, the Company completed an amendment to the Agreement which increased the interest rate by approximately 25 basis points effective June 1, 1999. The interest rate on the outstanding portion of the lines of credit was 8.69% at September 30, 1999. In addition, the amendment provides for a reduction in the aggregate revolving loan commitment from $30,000,000 to $25,000,000.

          On June 25, 1999, the Company completed an amendment to the Agreement which modified certain financial covenants, effective July 1, 1999.

NOTE 3 -- DISCONTINUED OPERATIONS

         On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash. A net of tax gain of approximately $10,134,000 (approximately $1.23 per share) was recorded in the quarter ending September 30, 1999. The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt.

         The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. Selected results of operations for the OTM Division follows: (IN THOUSANDS):



                                                 Six Months Ended September 30,
                                                 ------------------------------
                                                     1999           1998
-------------------------------------------------------------------------------
Sales                                               $ 8,335        $17,159
Income tax expense                                      310            214
Income (loss) from discontinued operations              326           (171)
Net gain on discontinued operations                  10,134             -

         The consolidated balance sheets have been segregated to reflect the OTM Division as discontinued operations and prior periods have been restated. The consolidated statements of cash flows include the OTM Division.

NOTE 4 - COMPREHENSIVE INCOME

       The Company's total comprehensive income was as follows: (IN THOUSANDS):

                                               Three Months Ended                   Six Months Ended
                                                  September 30,                       September 30,
                                               1999             1998              1999            1998
                                            -------------------------------------------------------------
Net income (loss)                            $ 9,141          $(1,640)          $ 8,366          $(4,759)

Other comprehensive income:
       Foreign currency translation            2,506            1,421             1,075            1,632
                                            -------------------------------------------------------------
Total comprehensive income (loss)            $11,647          $  (219)          $ 9,441          $(3,127)
                                            =============================================================

NOTE 5 - RESTRUCTURING

         Restructuring liabilities from the Marconi acquisition of approximately $7,700,000 were recorded for the period ended June 30, 1998 for severance and related costs associated with the shutdown of certain acquired facilities. Payments in the amount of $7,041,000 have been charged against the liability through September 30, 1999.

     NOTE 6 - EARNINGS PER SHARE DATA

         The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations (in thousands, except per share data):


                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                             1999              1998              1999              1998
-----------------------------------------------------------------------------------------------------------------------
NUMERATOR

         Loss from continuing operations
                available to common shareholders          $  (993)          $(1,549)          $(2,094)          $(4,588)
                                                        ================================================================
DENOMINATORS
         Basic earnings (loss) per share:
                Weighted-average common shares
                      Outstanding                           8,231             8,205             8,227             8,200
                Basic loss per share from               ================================================================
                      continuing operations               $ (0.12)          $ (0.19)          $ (0.25)          $ (0.56)
                                                        ================================================================
         Diluted earnings (loss) per share:
                Weighted-average common shares
                      Outstanding                           8,231             8,205             8,227             8,200
                Effect of stock options                        16                61                 4               164
                Weighted-average common shares          ----------------------------------------------------------------
                      Outstanding - diluted                  8247             8,266             8,231             8,364
                Diluted loss per share from             ================================================================
                      continuing operations               $ (0.12)          $ (0.19)          $ (0.25)          $ (0.55)
                                                        ================================================================

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

         Factors that could cause actual results to differ from expectations include: (1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors, (2) fluctuations in the global economy and various foreign countries including recent developments adversely affecting the economies of various Asian countries, (3) demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations, (8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices,
(12) currency fluctuations, (13) inventory risks due to changes in market demand of the Company's business strategies, (14) unanticipated problems arising from the failure of one or more suppliers or customers of the Company or others to be able to maintain normal business operations after 1999 because of "Year 2000" computer difficulties, (15) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, (16) inability to realize anticipated efficiencies and savings from the Company's recent acquisition of Marconi Instruments, Limited and (17) other risks described herein.

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

         IFR'S OPERATING AND MANUFACTURING EQUIPMENT. IFR has conducted an assessment of the majority of its manufacturing and other operating equipment and has either upgraded or made arrangements for the upgrading of all material items of equipment that are found not to be Year 2000 compliant. To date, the Company has incurred approximately $300,000 in Year 2000 equipment upgrade expenditures and anticipates spending approximately $20,000 to complete the upgrade process. IFR does not anticipate any serious difficulty in completing the upgrade process and testing its equipment prior to December 31, 1999.

         INFORMATION TECHNOLOGY AND ACCOUNTING SYSTEMS. IFR is also completing its assessment of its material information technology and principal accounting systems and believes it has made a substantial portion of the modifications for them to be Year 2000 compliant. Total expenditures to date for such modifications have been approximately $1,710,000 of which approximately $1,100,000 was spent to acquire new equipment or software prior to the time it would otherwise have been acquired. It is anticipated that the Company will incur additional expenditures of approximately $50,000 to upgrade its information technology and accounting systems in order to make them Year 2000 compliant.

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

DISCONTINUED OPERATIONS

         On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash. A net of tax gain of approximately $10,134,000 (approximately $1.23 per share) has been recorded in the quarter ending September 30, 1999. The proceeds from the sale were used to reduce debt in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt. The sale will allow the Company to further focus on the ETM Division.

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


RESULTS OF OPERATIONS

         2ND QUARTER FY00 COMPARED TO 2ND QUARTER FY99

         Sales for the second quarter ended September 30, 1999 were $34,705,000 compared to $33,157,000 in the second quarter of the prior year. This represents an increase of 4.7% or $1,548,000 due to higher sales of spectrum analysers and avionics test sets offset by lower sales of sources & analyzers test sets.

         Gross margins decreased to 39.6% for the current year quarter as compared to 45.3% in the previous year quarter. The decline in gross margin was due to the product mix.

         Operating expenses decreased 7.1% to 39.0% of sales for the current quarter as compared to 46.1% in the previous year quarter. The reduction in operating expenses was across the board with engineering expenses decreasing by 3.3%, administrative expenses were 2.1% less and selling expenses were 1.7% lower. The decrease in operating expenses was due to head count reductions and expense controls.

         Other expenses decreased $426,000 compared to the prior year quarter as the result of reduced interest expense resulting from the paydown of debt with proceeds from the OTM sale.

         The estimated effective income tax rate was approximately 36.1% for the current period and 37.2% for the previous year period. The decrease represents the impact of the foreign subsidiaries and their related tax rates.

         FY00 YEAR-TO-DATE COMPARED TO FY99 YEAR-TO-DATE

         Sales for the six months ended September 30, 1999 were $68,696,000 compared to $72,972,000 in the previous year. This represents a decrease of 5.9% or $4,276,000, due to lower sales of communication test instruments to government and commercial customers offset by higher avionics and spectrum analyzer sales.

         Gross margins increased 4.5% to 41.8% of sales for the six-month period. The previous year included inventory valuation charges related to the Marconi acquisition of $7,106,000. Excluding the effect of the acquisition adjustment, gross margins for the previous year were 47.1%. The decrease of 5.3% is due to the product mix and lower sales volume to cover fixed overhead costs.

         Operating expenses decreased 1.8% to 40.3% of sales for the six-month period. Selling expenses decreased 1.2%, engineering expenses decreased 0.8%, and administrative expenses increased 0.2% as a percentage of sales. The decrease in operating expenses was due to head count reductions and expense controls.

         Other expenses decreased $23,000 compared to the prior year period as the result of reduced interest expense and interest income.

         The estimated effective income tax rate was 38.4 % for the six months ended September 30, 1999 and 41.9% in the previous year. The decrease represents the impact of the foreign subsidiaries and their related tax rates.

LIQUIDITY AND SOURCES OF CAPITAL

         The Company maintains an adequate financial position with working capital of $33,074,000 at September 30, 1999. The Company generated cash from operations of $12,775,000 for the six months period ended September 30,1999 compared to a cash outflow of $1,959,000 for the prior year end period. The increase in funds provided was primarily due to the sale of the OTM Division $12,600,000.

          Cash flows provided in investing activities were $25,179,000 and $392,000 for the six months period ended September 30, 1999 and 1998, respectively. The increase in funds provided is due primarily to the proceeds from the sale of the OTM Division.

         Cash flows used in financing activities for the six-month period ended September 30, 1999 were $39,170,000 compared to cash inflows of $1,941,000 in the prior year period. Funds from the sale of the OTM Division were used to reduce long-term debt.

         No cash dividends were paid in fiscal year 1999 and no cash dividends are anticipated to be paid in fiscal year 2000. Certain restrictive debt covenants allow for the payment of cash dividends only when certain leverage ratios are obtained.

         On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset the dilution of stock option exercises and as a utilization of the anticipated excess cash flow during the year. As of September 30, 1999, the Company had purchased an aggregate of 470,000 shares under the program. Certain restrictive covenants limit the amount of capital stock allowed to be repurchased.

         At September 30, 1999, $12,200,000 was outstanding under the lines of credit.

         On March 31, 1999, the Company completed an amendment to the Agreement which increased the interest rate by approximately 25 basis points effective June 1, 1999. In addition, the amendment provides for a reduction in the aggregate revolving loan commitment from $30,000,000 to $25,000,000.

         On June 25, 1999, the Company completed an amendment to the Agreement which modified certain financial covenants, effective July 1, 1999, to more favorable terms. The Company expects to be in compliance with the financial covenants for the next twelve months.

         The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures, debt payments, interest and working capital needs for the current fiscal year ending March 31, 2000.

OUTLOOK

         The Company is looking for better results in the future. Recently the Company has begun to see encouraging signs of improving conditions in its primary communications and test and measurement (T&M) markets. The Company has seen an increase in requests for proposals and some firming in new orders.

         The Company intends to continue to invest heavily in new product development, with particular emphasis on the expanding wireless communications and related T&M market segments. This development program is expected to yield a suite of new products that are scheduled for sale later this fiscal year and during fiscal year 2001. It is anticipated that these new products will solidify the Company's competitive position in its target markets.


PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On November 5, 1999, IFR Systems Inc. announced that its President and Chief Operating Officer, Iain M. Robertson, has elected to take retirement, effective immediately. Jeffrey A. Bloomer, CEO, assumed Mr. Robertson's responsibilities as President.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         27.0    Financial Data Schedule


         (b)     Reports on Form 8-K

                 Form 8-K Filed on July 22, 1999 (Announcement of Sale of OTM Division)

                 Form 8-K Filed on September 3, 1999 (Announcement of Appointed Officers and results of annual meeting).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IFR SYSTEMS, INC.


Date:  November 12, 1999       /s/ Jeffrey A. Bloomer
       ----------------       -----------------------------
                              Jeffrey A. Bloomer,
                              Chief Executive Officer
                              (Duly authorized officer)

                              /s/ Dennis H. Coley
                              -----------------------------
                              Dennis H. Coley,
                              Chief Financial Officer
                              and Treasurer
                              (Principal financial and chief
                              accounting officer)