Form 10-Q
period 1999-12-31
IFR SYSTEMS INC
filed 2000-02-14
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

     (Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



              For the transition period from__________ to__________

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
                                             ---  ---

        There were 8,240,528 shares of common stock, par value $.01 per share, of the Registrant outstanding as of January 20, 2000.

                                IFR SYSTEMS, INC.
                                   FORM 10 - Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                                     PAGE

Item 1. Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at December 31, 1999
               and March 31, 1999                                                     3

               Condensed Consolidated Statements of Operations for the three
               and nine months ended December 31, 1999 and 1998                       5

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended December 31, 1999 and 1998                           6

               Notes to Condensed Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of

Operations                                                                            10

PART II -- OTHER INFORMATION

Item 5. Other Information                                                             15

Item 6. Exhibits and reports on Form 8-K                                              15

SIGNATURES                                                                            16


PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               DECEMBER 31,        MARCH 31,
                                                                   1999              1999
                                                               ------------       ----------
                                                                (UNAUDITED)         (NOTE)

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                    $   4,314         $   5,086
    Accounts receivable, less $664 and $731
        allowance for doubtful accounts, respectively               25,894            27,306
    Inventories:
        Finished products                                           13,433            15,568
        Work in process                                              9,262             8,811
        Materials                                                   14,371            13,650
                                                                 ---------         ---------
                                                                    37,066            38,029
    Prepaid expenses and sundry                                      6,006             6,042
    Deferred income taxes                                            2,493             2,492
    Current assets of discontinued operations                            -            17,460
                                                                 ---------         ---------
TOTAL CURRENT ASSETS                                                75,773            96,415

PROPERTY AND EQUIPMENT:

    Property and equipment                                          38,519            36,079
    Allowances for depreciation                                    (16,969)          (13,835)
                                                                 ---------         ---------
                                                                    21,550            22,244
PROPERTY UNDER CAPITAL LEASE:
    Building and machinery                                           5,201             5,201
    Allowances for depreciation                                     (2,301)           (1,962)
                                                                 ---------         ---------
                                                                     2,900             3,239
PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS,
    NET OF ALLOWANCES FOR DEPRECIATION OF $0 AND
    $4,380, RESPECTIVELY                                                 -             3,058

OTHER ASSETS:
    Cost in excess of net assets acquired, less
        amortization of $1,370 and $812, respectively               20,346            21,485
    Developed technology, less amortization
        of $1,794 and $1,092, respectively                          17,006            17,708
    Other intangibles, less amortization of $2,233
        and $1,594, respectively                                    12,533            13,172
    Other                                                            2,101             2,090
    Other assets related to discontinued operations - net                -             7,632
                                                                 ---------         ---------
                                                                    51,986            62,087
                                                                 ---------         ---------
TOTAL ASSETS                                                     $ 152,209         $ 187,043
                                                                 =========         =========


Note: The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         DECEMBER 31,       MARCH 31,
                                                             1999             1999
                                                         ------------       ---------
                                                         (UNAUDITED)         (NOTE)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term bank borrowings                            $  12,800         $  17,700
    Accounts payable                                         10,570             9,883
    Accrued compensation and payroll taxes                    4,119             4,401
    Other liabilities and accrued expenses                    9,289             8,890
    Federal and state income taxes and local taxes            3,720             1,120
    Current maturity of capital lease obligations               190               185
    Current maturity of long-term debt                        5,000             4,250
    Current liabilities of discontinued operations                -             3,823
                                                          ---------         ---------
TOTAL CURRENT LIABILITIES                                    45,688            50,252

CAPITAL LEASE OBLIGATIONS                                     3,248             3,442

LONG-TERM DEBT                                               57,510            93,125

DEFERRED INCOME TAXES                                        11,412            11,828

DEFERRED INCOME TAXES OF DISCONTINUED OPERATIONS                  -               168

SHAREHOLDERS' EQUITY:
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                             -                 -
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 9,266,250 shares               93                93
    Additional paid-in capital                                7,308             7,368
    Cost of common stock in treasury--1,029,322
        and 1,056,985 shares, respectively                   (8,386)           (8,611)
    Accumulated other comprehensive income (loss)              (963)           (1,187)
    Retained earnings                                        36,299            30,565
                                                          ---------         ---------
                                                             34,351            28,228
                                                          ---------         ---------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 152,209         $ 187,043
                                                          =========         =========


See notes to condensed consolidated financial statements.


                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          DECEMBER 31,                        DECEMBER 31,
                                                  ---------------------------         ---------------------------
                                                     1999             1998              1999              1998
                                                  ---------         ---------         ---------         ---------


SALES                                             $  35,265         $  36,072         $ 103,961         $ 109,044
COST OF PRODUCTS SOLD                                21,872            20,299            61,887            66,029
                                                  ---------         ---------         ---------         ---------
GROSS PROFIT                                         13,393            15,773            42,074            43,015

OPERATING EXPENSES:
    Selling                                           6,148             6,607            18,083            20,151
    Administrative                                    5,044             3,281            12,570            11,169
    Engineering                                       4,315             4,474            12,553            13,782
                                                  ---------         ---------         ---------         ---------
                                                     15,507            14,362            43,206            45,102
                                                  ---------         ---------         ---------         ---------
OPERATING INCOME (LOSS)                              (2,114)            1,411            (1,132)           (2,087)

OTHER INCOME (EXPENSE):
    Interest income                                      67               159               139               432
    Interest expense                                 (1,881)           (2,582)           (6,208)           (7,201)
    Other, net                                         (184)               78              (310)               20
                                                  ---------         ---------         ---------         ---------
                                                     (1,998)           (2,345)           (6,379)           (6,749)
                                                  ---------         ---------         ---------         ---------
LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                              (4,112)             (934)           (7,511)           (8,836)

INCOME TAX BENEFIT                                   (1,480)             (400)           (2,785)           (3,714)
                                                  ---------         ---------         ---------         ---------

LOSS FROM CONTINUING OPERATIONS                      (2,632)             (534)           (4,726)           (5,122)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
    LESS APPLICABLE INCOME TAXES                          -               133            10,460               (38)
                                                  ---------         ---------         ---------         ---------

NET INCOME (LOSS)                                 $  (2,632)        $    (401)        $   5,734         $  (5,160)
                                                  =========         =========         =========         =========

EARNINGS (LOSS) PER SHARE - BASIC:
    Loss from continuing operations               $   (0.32)        $   (0.07)        $   (0.57)        $   (0.62)
    Income from discontinued operations                   -              0.02              1.27                 -
                                                  ---------         ---------         ---------         ---------
    Net income (loss)                             $   (0.32)        $   (0.05)        $    0.70         $   (0.62)
                                                  =========         =========         =========         =========

EARNINGS (LOSS) PER SHARE - DILUTED:

    Loss from continuing operations               $   (0.32)        $   (0.07)        $   (0.57)        $   (0.62)
    Income from discontinued operations                   -              0.02              1.27                 -
                                                  ---------         ---------         ---------         ---------
    Net income (loss)                             $   (0.32)        $   (0.05)        $    0.70         $   (0.62)
                                                  =========         =========         =========         =========

AVERAGE COMMON SHARES OUTSTANDING                     8,236             8,208             8,230             8,203
                                                  =========         =========         =========         =========

DILUTIVE COMMON SHARES OUTSTANDING                    8,236             8,208             8,230             8,203
                                                  =========         =========         =========         =========




See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                   1999             1998
                                                                 --------         --------
OPERATING ACTIVITIES
    Net Income (loss)                                            $  5,734         $ (5,160)
    Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
           Depreciation of property and equipment                   3,659            4,686
           Amortization of intangibles                              2,032            2,661
           Amortization of loan origination fees                      298                -
           Gain on sale of OTM Division                           (17,207)               -
           Deferred income taxes                                     (489)          (5,334)
           Deferred compensation expense                               90                -
           Utilization of acquired tax loss carryforwards               -              416
           Changes in operating assets and liabilities:
               Accounts receivable                                    560            9,265
               Inventories                                            574            6,351
               Other current assets                                    37            1,507
               Accounts payable and accrued liabilities               372          (14,093)
               Other current liabilities                            1,841           (2,026)
                                                                 --------         --------
    NET CASH USED IN OPERATING ACTIVITIES                          (2,499)          (1,727)

INVESTING ACTIVITIES
    Proceeds from OTM Sale                                         43,988                -
    Purchases of property and equipment                            (2,738)          (3,481)
    Proceeds from sale of equipment                                    87            1,071
    Sundry                                                           (269)           1,634
                                                                 --------         --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            41,068             (776)
FINANCING ACTIVITIES
    Principal payments on capital lease obligations                  (189)            (267)
    Principal payments on long-term debt                          (34,865)            (875)
    Principal payments on short-term bank borrowings              (24,960)          (1,300)
    Proceeds from short-term bank borrowings                       20,060            7,300
    Proceeds from exercise of common stock options                    165            1,047
                                                                 --------         --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (39,789)           5,905
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               448              895
                                                                 --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (772)           4,297
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    5,086              366
                                                                 --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  4,314         $  4,663
                                                                 ========         ========



See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1999

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

        The Company operates in one significant business segment, electronic test and measurement equipment (ETM).

NOTE 2 - BANK BORROWINGS

         In March 1998, the Company entered into an amended and restated Credit Agreement with a bank syndication (the Agreement) to provide available lines of credit aggregating $30,000,000. The Agreement expires on February 5, 2004. Under the terms of the Agreement, borrowings bear interest at a spread over LIBOR based on certain financial criteria. The Agreement also includes a swing line facility aggregating $5,000,000. As of December 31, 1999, the Company has available unused lines of credit aggregating $12,200,000.

        At December 31, 1999, the Company was in violation of certain of the financial covenants under the Credit Agreement but has obtained the appropriate waivers from the bank syndication. The Company is currently in negotiations with the syndication to restructure the Agreement and expects the new agreement to be in place by March 31, 2000. The new agreement will likely reduce the available line of credit to $20,000,000 and reset certain of the financial covenants.

NOTE 3 - DISCONTINUED OPERATIONS

        On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash. A net of tax gain of $10,134,000 ($1.23 per share) was recorded in the quarter ending September 30, 1999. The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt.

        The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations, and prior periods have been restated. Selected results of operations for the OTM Division follows (IN THOUSANDS):

                                                    Nine Months Ended December 31,
                                                       1999                 1998
----------------------------------------------------------------------------------
Sales                                                 $8,335              $25,205
Income tax expense                                       310                  365
Income (loss) from discontinued operations               326                 (38)
Net gain on discontinued operations                   10,134                   -

        The consolidated income statements and the balance sheet in the prior period have been restated to reflect the OTM Division as discontinued operations. The consolidated statements of cash flows include the OTM Division.

NOTE 4 - COMPREHENSIVE INCOME

        The Company's total comprehensive income was as follows (IN THOUSANDS):



                                                 Three Months Ended          Nine Months Ended
                                                    December 31,                December 31,
                                                 1999         1998           1999         1998
-----------------------------------------------------------------------------------------------

Net income (loss)                              $(2,632)       $(401)        $5,734      $(5,160)

Other comprehensive income:

      Foreign currency translation                (851)        (980)           224          652
                                               ------------------------------------------------

Total comprehensive income (loss)              $(3,483)     $(1,381)        $5,958      $(4,508)
                                               ================================================


NOTE 5 - RESTRUCTURING

        Restructuring liabilities related to the Marconi acquisition of approximately $7,700,000 were recorded during the period ended June 30, 1998 for severance and related costs associated with the shutdown of certain acquired facilities. Payments of $6,998,000 have been charged against the liability through December 31, 1999. The original estimate of the liability was reduced during the current quarter by $581,000 due to the execution of a long-term sublease of the Fort Worth Texas facility to a third party. The impact of the reversal resulted in a reduction of goodwill. The remaining balance of $121,000 covers remaining costs under the lease and miscellaneous severance payments.

NOTE 6 - EARNINGS PER SHARE DATA

        The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           DECEMBER 31,                    DECEMBER 31,
                                                       1999           1998             1999            1998
------------------------------------------------------------------------------------------------------------
NUMERATOR

        Loss from continuing operations
             available to common shareholders        $(2,632)        $  (534)        $(4,726)        $(5,122)
                                                     =======================================================

DENOMINATORS

        Basic earnings (loss) per share:
             Weighted-average common shares
                  outstanding                          8,236           8,208           8,230           8,203
                                                     =======================================================
             Basic loss per share from
                  continuing operations              $ (0.32)        $ (0.07)        $ (0.57)        $ (0.62)
                                                     =======================================================

        Diluted earnings (loss) per share:
             Weighted-average common shares
                  outstanding                          8,236           8,208           8,230           8,203
             Effect of stock options                       8              13               4             115
                                                     -------------------------------------------------------
             Weighted-average common shares
                  outstanding - diluted                8,244           8,221           8,234           8,318
                                                     =======================================================
             Diluted loss per share from
                  continuing operations              $ (0.32)        $ (0.06)        $ (0.57)        $ (0.62)
                                                     =======================================================


        Note - Because the effect of stock options for 1999 and 1998 is antidilutive for the periods presented, diluted per share amounts are equal to the basic per share amounts on the Condensed Consolidated Statement of Operations.

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

        Factors that could cause actual results to differ from expectations include: (1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors, (2) fluctuations in the global economy and various foreign countries including recent developments adversely affecting the economies of various Asian countries, (3) demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations, (8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices,
(12) currency fluctuations, (13) inventory risks due to changes in market demand of the Company's business strategies, (14) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, (15) inability to realize anticipated efficiencies and savings from the Company's recent acquisition of Marconi Instruments Limited and (16) other risks described herein.

YEAR 2000 MATTERS

        The Company successfully completed its Year 2000 readiness project during December 1999. The Company has not experienced any significant Year 2000 related system failures nor has the Company been negatively impacted by any of its suppliers. The Company intends to continue to monitor and test its own systems for Year 2000 compliance for the near term. The Company expects no further significant expenditures will be required to address Year 2000 concerns.

DISCONTINUED OPERATIONS

        On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash. A net of tax gain of $10,134,000 ($1.23 per share) was recorded in the quarter ending September 30, 1999. The proceeds from the sale were used to reduce debt in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt. The sale will allow the Company to further focus on the ETM products.

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

RESULTS OF OPERATIONS

        3RD QUARTER FY00 COMPARED TO 3RD QUARTER

         Sales for the third quarter ended December 31, 1999 were $35,265,000 compared to $36,072,000 in the third quarter of the prior year. This represents a decrease of 2.2%, or $807,000. The major drivers of the decrease in sales are a decline in the price of radio test sets delivered to the government and lower sales of automated test equipment, offset by increased sales of commercial radio test sets, spectrum analyzers and service compared to the prior year quarter.

         Gross margins decreased to 38.0% for the current year quarter as compared to 43.7% in the previous year quarter. The decline in gross margin was due to a special cost reduction charge of $720,000, or 2.0%, and the product mix.

         Operating expenses increased 4.2% to 44.0% of sales for the current quarter as compared to 39.8% in the previous year quarter. During the quarter, the Company took certain actions which will result in ongoing cost reductions through lower compensation expense. The costs associated with such actions, primarily employee severance paid during the period, increased operating expenses by $2,268,000, or 6.4% of sales. These non-recurring charges increased selling expenses, administrative expenses, and engineering expenses by $286,000, $1,659,000 and $323,000 respectively. Excluding the cost reduction charges, operating expenses decreased by 2.3% due to reductions in engineering expenses of 1.1% and selling expenses of 1.7% offset by an increase in administrative expense of 0.5%.

         Other expenses decreased $347,000 compared to the prior year quarter as the result of reduced interest expense ($609,000) resulting from the paydown of debt with proceeds from the OTM sale in the second quarter offset by miscellaneous other expenses.

         The estimated effective income tax rate was approximately 36.0% for the current period and 42.8% for the previous year period. The decrease represents the impact of the foreign subsidiaries and their related tax rates.

FY00 YEAR-TO-DATE COMPARED TO FY99 YEAR-TO-DATE

               Sales for the nine months ended December 31, 1999 were $103,961,000 compared to $109,044,000 in the previous year. This represents a decrease of 4.7%, or $5,083,000. Sales declines were experienced in the following product lines: radio test sets to the government, sources and analyzers, microwave, distributed products and automated test equipment These were offset by increased sales of spectrum analyzers, avionics, and service compared to prior year.

        Gross margins increased 1.1% to 40.5% of sales for the nine-month period. The previous year included inventory valuation charges related to the Marconi acquisition of $7,106,000, or 6.5% of sales. The current year also included non-recurring cost reduction charges of $720,000, or 0.7%. Excluding the effect of the acquisition adjustment and non-recurring cost reduction charges, gross margins declined from 46.0% to 41.2% in the current year. The decrease of 4.8% is due to the product mix.

        Operating expenses increased 0.2% to 41.6% of sales for the nine-month period. The increase in operating expenses is due to non-recurring cost reduction charges of $2,268,000, or 2.2%. Excluding the cost reduction charges, normalized operating expenses decreased by 2.0% as a percentage of sales, comprised of reductions in engineering expenses of 0.8% and selling expenses of 1.4% offset by an increase in administrative expense of 0.2%. The decrease in normalized operating expenses of 2.0% was due to head count reductions and expense controls.

        Other expenses decreased $370,000 compared to the prior year period as the result of reduced interest expense ($700,000) and interest income offset by miscellaneous other expense.

        The estimated effective income tax rate was 37.1% for the nine months ended December 31, 1999 and 42.0% in the previous year. The decrease represents the impact of the foreign subsidiaries and their related tax rates.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company maintains an adequate financial position with working capital of $30,085,000 at December 31, 1999. The Company had a cash outflow from operations of $2,499,000 for the nine-month period ended December 31,1999 compared to a cash outflow of $1,727,000 for the prior year end period.

         Cash flows provided by investing activities were $41,068,000 for the nine-month period ended December 31,1999, compared to cash outflows of $776,000 for the nine-month period of the prior year. The increase in funds provided is due primarily to the proceeds from the sale of the OTM Division.

        Cash flows used in financing activities for the nine-month period ended December 31, 1999 were $39,789,000 compared to cash inflows of $5,905,000 in the nine-month period of the prior year. Proceeds from the sale of the OTM Division were used to reduce long-term debt.

        No cash dividends were paid in fiscal year 1999 and no cash dividends are anticipated to be paid in fiscal year 2000. Certain restrictive debt covenants allow for the payment of cash dividends only when certain leverage ratios are obtained.

        On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset the dilution of stock option exercises. As of December 31, 1999, the Company had purchased an aggregate of 470,000 shares under the program. Certain restrictive debt covenants limit the amount of capital stock allowed to be repurchased.

        The Company has a Credit Agreement (Agreement) with a bank syndication which includes two term loans and a $25,000,000 line of credit. At December 31, 1999, $12,800,000 was outstanding under the line of credit.

        At December 31, 1999, the Company was in violation of certain of the financial covenants under the Credit Agreement but has obtained the appropriate waivers from the bank syndication. The Company is currently in negotiations with the syndication to restructure the Agreement and expects the new agreement to be in place by March 31, 2000. The new agreement will likely reduce the available line of credit to $20,000,000 and reset certain of the financial covenants.

        The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures, debt payments, interest and working capital needs.

OUTLOOK

        The Company is continuing to manage the business very closely to keep its costs as low as possible at the same time that it works to develop new products and fine-tune its sales and marketing effort. This means that it has a great deal of operating leverage built into IFR that will benefit its shareholders once sales begin to grow again.

        The goal for IFR is growth - growth in sales and growth in earnings. A growth company cannot be built through cost cutting alone. So the Company continues to invest in engineering and new product development of core wireless communications and T&M product lines. The Company began releasing some of its new products in the third quarter. In November it launched a new high power version of its 6800 Microwave Analyzer that adds considerable new functionality in T&M applications. It also launched a new comprehensive tester, the 1900 Base Site Analyzer (BSA), that addresses the field installation and troubleshooting requirements of Ericsson, Lucent and Nortel wireless telecommunications infrastructure equipment. Early response to these new products is encouraging. The Company plans to release additional new products during the next few months.

        The Company is working to improve its sales and marketing efforts. In the past couple of months, it has reorganized its sales programs around focused product groups. This allows the Company to offer superior customer service and to respond more quickly than ever to new product opportunities as they develop. In addition, the Company is shifting its advertising dollars toward the Internet and away from its traditional reliance on print advertising. It recently launched an Internet-based on-line customer training program as part of this initiative. One first on-line training program attracted 100 customers to the Company's site, which exceeded its expectations. It will be doing a program a month in 2000. You are welcome to check this out on the Company's Web site, www.ifrsys.com.

PART II -- OTHER INFORMATION

ITEM 5.         OTHER INFORMATION

        On November 5, 1999, IFR Systems Inc. announced that its President and Chief Operating Officer, Iain M. Robertson, has elected to take retirement, effective immediately. Jeffrey A. Bloomer, CEO, assumed Mr. Robertson's responsibilities as President.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        10.0   Termination agreement between the Company and Alfred H Hunt III

        10.2   Termination agreement between the Company and Friedel Arnold

        10.24 Waiver to Credit Agreement, dated as of February 14, 2000 for the fiscal quarter ending December 31, 1999.

        27.0   Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               IFR SYSTEMS, INC.

Date: February 14,  2000                       /s/ Jeffrey A. Bloomer
------------------------                       ----------------------
                                               Jeffrey A. Bloomer,
                                               Chief Executive Officer
                                               (Duly authorized officer)

                                               /s/ Dennis H. Coley
                                               ----------------------
                                               Dennis H. Coley,
                                               Chief Financial Officer
                                               and Treasurer
                                               (Principal financial and chief
                                               accounting officer)