Form 10-K405
period 2000-03-31
IFR SYSTEMS INC
filed 2000-06-29
CIK 785546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED MARCH 31, 2000 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14224

                            ------------------------

                               IFR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    48-1197645
      (State or other jurisdiction of                       (IRS Employer
       incorporation of organization)                    Identification No.)

  10200 WEST YORK STREET, WICHITA, KANSAS                       67215
  (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (316) 522-4981

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 2, 2000 was approximately $48,981,986 (based on the June 2, 2000 closing price of $5.938 per share). As of June 2, 2000, there were 8,248,903 shares of Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

    The Exhibit Index to this Form 10-K is located on pages 41 through 43.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I......................................................         1
  Item 1.    Business.......................................         1
  Item 2.    Properties.....................................         6
  Item 3.    Legal Proceedings..............................         7
  Item 4.    Submission of Matters to a Vote of Security
    Holders.................................................         7

PART II.....................................................         7
  Item 5.    Market for the Registrant's Common Equity and
    Related Shareholder Matters.............................         7
  Item 6.    Selected Financial Data........................         8
  Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.....................................         9
  Item 7A.   Quantitative and Qualitative Disclosures about
    Market Risk.............................................        12
  Item 8.    Financial Statements and Supplementary Data....        13
  Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.........        40

PART III....................................................        40
  Item 10.   Directors and Executive Officers of the
    Registrant..............................................        40
  Item 11.   Executive Compensation.........................        40
  Item 12.   Security Ownership of Certain Beneficial Owners
    and Management..........................................        40
  Item 13.   Certain Relationships and Related
    Transactions............................................        40

PART IV.....................................................        40
  Item 14.   Exhibits, Financial Statement Schedules and
    Reports on Form 8-K.....................................        40
            Exhibit Index...................................        41
            Signatures......................................        44

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    IFR Systems, Inc. ("IFR" or the "Company") is a Delaware corporation, incorporated in 1998 as a successor by merger to a corporation incorporated in 1985, with its principal offices in Wichita, Kansas. IFR's predecessor corporation was originally founded in 1968 as a supplier of specialized test solutions to the avionics industry. IFR expanded its activities in 1974 to apply its knowledge of radio frequency ("RF") and related technologies to the development of test solutions for the then emerging wireless communications market. Today, through its Electronics Test and Measurement Segment ("ETM"), IFR designs, manufactures, and markets communications, test and measurement, and avionics test instruments that are used to test a wide variety of radio products, aircraft and avionics systems.

    In the description of the Company's business, reference to IFR and to the Company includes all subsidiaries of the Company, unless otherwise stated.

DISCONTINUED OPERATIONS--see NOTE 10 to the consolidated financial statements

    On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement Division ("OTM Division"). The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash. A net of tax gain of approximately $11,031,000 (approximately $1.34 per share) was recorded. The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt.

    The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. The consolidated balance sheets have been segregated to reflect the OTM Division as discontinued operations and prior periods have been restated. The consolidated statements of cash flows and the consolidated statements of shareholders' equity include operations of the OTM Division through the date of disposition.

PRODUCTS

    While the Company makes a broad variety of products, substantially all of the Company's products are test instruments. Since the sale of the OTM Division, the Company has one segment, the ETM Segment.

    The following table sets forth the contribution to total net sales of each of the Company's three classes of test instruments for the periods ended (amounts in thousands of dollars):

                                    TWELVE MONTHS          NINE MONTHS          TWELVE MONTHS
                                        ENDED                 ENDED                 ENDED
                                    JUNE 30, 1998        MARCH 31, 1999        MARCH 31, 2000
                                 -------------------   -------------------   -------------------
                                  AMOUNT       %        AMOUNT       %        AMOUNT       %
                                 --------   --------   --------   --------   --------   --------
Communications.................  $46,516      42.7     $31,654      29.8     $39,727      28.0
Test & Measurement.............   19,671      18.1      26,441      24.9      37,905      26.7
Avionics.......................    9,520       8.7      11,387      10.7      13,209       9.3
Other..........................   33,184      30.5      36,677      34.6      51,050      36.0

    Set forth below are discussions of each of the three classes of test instruments that are designed, manufactured, and sold by the Company: communications test equipment, test and measurement test equipment, and avionics test equipment. In addition, the Company sells software computer solutions to be used in connection with certain of the Company's test equipment products.

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

    IFR's communications service monitors are used to test and maintain radio products, including pagers, scanners, military communication transceivers, and cellular, land mobile, marine and citizen band radios. Service monitors test mobile radio equipment for proper frequency transmission, signal modulation and power output. The principal end users of communications service monitors are original equipment manufacturers, service and repair companies, government agencies, and users of mobile radio equipment.

    The mobile radio product industry is undergoing a transformation as the result of the increased use of digital technology. Digital technology offers spectral efficiencies, better voice quality, and more data services. As a result, there is an increasing demand for products that use complex digital modulation schemes. Cellular telephone systems currently deployed use CDMA, GSM, and TDMA technologies. IFR provides a wide range of mobile radio test products for both GSM and TDMA technologies and has secured software licensing agreements with Qualcomm for marketing Qualcomm's production test software for CDMA technology.

    The professional mobile radio market, a traditionally strong market for IFR, is also beginning to move towards digital technology with a new worldwide terrestrial trunked radio access ("TETRA") protocol. IFR has been one of the contributing suppliers for the initial test equipment requirements for TETRA system design and production. IFR released its 2968 TETRA mobile radio test set in 1999. IFR is presently designing products for other new technologies, including the Project 25 ("P25") standard proposed by the Association of Public Safety Communications Officials, "iDEN", a Motorola technology used predominately by Nextel for general trunked radio access, and "EDACS Prism" developed by Ericsson.

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

    The Company's signal generators create time-varying waveforms with defined characteristics that simulate radio frequency signals under test. This product series is used in the design, manufacture, and test of electronic subassemblies, intermodulation distortion measurements and cordless telephone manufacturing.

    IFR manufactures microwave products and multifunction microwave test sets, which are used to measure the output and frequency of a device under test. The products are used in establishing the microwave links that form the core infrastructure of a communication network. The Company does not have a significant share of the microwave test product market.

    Microwave and modulation analyzers are used to measure the characteristics of forward and reverse gain input and output impedance on radio frequency or microwave networks.

    AVIONICS TEST EQUIPMENT. The Company's avionics test instruments include portable and stationary precision simulators which duplicate airborne conditions to test the communications, weather radar, and instrument landing and navigational systems installed in aircraft and ground stations. Principal products tested by IFR equipment include transponder simulation systems, navigation systems, collision avoidance systems, weather radar systems, global positioning systems ("GPS") and military variants of such products. IFR's precision simulators are used to test the avionics systems in commercial, military, and general aviation aircraft. These products are primarily used by general aviation service and repair companies, commercial airlines, manufacturers, and the federal government.

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

    OTHER PRODUCTS AND SERVICES. Within the ETM segment, IFR also offers calibration, repair, and onsite field services for most types and makes of electronic test equipment. IFR maintains major customer service facilities in the United States and the United Kingdom, which are ISO accredited facilities. Services performed include full maintenance and calibration, express calibration and facilities management, including in-house calibration, repair, asset management, and consultant services.

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

    The following table sets forth the total sales of other products and services of the Company for the periods ended (amounts in thousands of dollars):

                                      TWELVE MONTHS    NINE MONTHS     TWELVE MONTHS
                                          ENDED           ENDED            ENDED
                                      JUNE 30, 1998   MARCH 31, 1999   MARCH 31, 2000
                                      -------------   --------------   --------------
Service.............................     $ 14,218        $ 17,497          $ 26,233
Other...............................       10,421           8,311            10,669
ATE & Solutions.....................        8,545          10,869            14,148

COMPETITION

    IFR competes with numerous companies, foreign and domestic, many of which have greater financial, marketing, and technical resources than IFR. According to Prime Data, the test instrument global market is estimated at approximately $8.0 billion. IFR's market share is estimated as approximately two percent. Two suppliers control over 40% of the test instrument market. Competition is based primarily on product quality, technological innovation, product features and customer service. IFR believes it is an effective competitor in all these areas.

MARKETING AND DISTRIBUTION

    IFR products and services are marketed and sold throughout the world by a combination of IFR sales persons and distributors. The Company employs approximately 156 salespersons located in the United States, the United Kingdom, Hong Kong, France, Germany, Spain, and China, who call on various "house" accounts as well as call on and assist independent distributors in selling IFR products. The Company has been reducing the number of its nonexclusive independent distributors to reflect its increasing emphasis on direct sales.

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

WORKING CAPITAL ITEMS

    IFR is typically able to meet its delivery schedules without maintaining large inventories of completed goods and its customers generally do not require extended payment terms. Accordingly, the ability to fund working capital requirements for inventory and receivables financing is not a significant factor and the Company does not consider itself to have any unusual working capital needs.

CUSTOMERS

    IFR's products are marketed to a diverse customer base and no single product line is a predominant factor in determining revenues or profits. IFR does not have a single customer or a few customers, the loss of any one or more of which would have a significant adverse effect.

BACKLOG

    Backlog is not a significant factor in the Company's business because most orders are in smaller quantities or on terms that allow the customer to cancel or delay delivery without significant penalty. The Company's backlog of firm orders was approximately $37,500,000 at March 31, 1999, and $26,056,000 at March 31, 2000. It is anticipated that all of the backlog orders will be filled during the current fiscal year unless canceled or deferred by customers.

GOVERNMENT AND MILITARY CONTRACTS

    During the past fiscal year, approximately 4.3% of the Company's revenues were derived from sales to the United States and its various agencies including the armed services. All contracts with the United States Government and its agencies are subject to termination at the convenience of the government.

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

RESEARCH AND DEVELOPMENT

    The test equipment industry is characterized by continuous technology changes that require an ongoing effort to enhance existing products and to develop new products. IFR relies primarily on its internal research and development programs for the development of new products and for improvement of existing products. The Company does not perform basic research but uses new component and software technologies in the development of new products. The Company's research and development expenditures excluding discontinued operations were approximately $14,077,000 in fiscal 2000, $11,816,000 in fiscal 1999, and $9,208,000 in fiscal 1998. As of May 31, 2000, the Company had approximately 160 professional employees engaged in research and development activities.

GOVERNMENTAL REGULATION

    IFR is subject to laws and regulations affecting manufacturers and employers generally and to certain Federal Communications Commission regulations that affect equally all suppliers of similar products and are not considered a significant factor in the Company's competitive position. Compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had and are not expected to have a material effect upon IFR's capital expenditures, earnings, or competitive position.

EMPLOYEES

    At May 31, 2000, the Company had approximately 1,200 full-time employees. None of the Company's employees is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    For information concerning the Company's export sales, see NOTE 7 of the "Notes to Consolidated Financial Statements" for the year ended March 31, 2000. More than half of the Company's revenues are to customers located outside the United States which, as a consequence, the Company's results are affected by economic conditions in other countries and by changes in various foreign currency exchange rates. The Company believes that its foreign subsidiaries and other larger international markets are in countries where the economic and political climate is generally stable.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995--FORWARD-LOOKING STATEMENTS

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

    Factors that could cause actual results to differ from expectations include:
(1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors,
(2) fluctuations in the global economy and various foreign countries including recent developments adversely affecting the economies of various Asian countries, (3) demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations,
(8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices, (12) currency fluctuations, (13) inventory risks due to changes in market demand or the Company's business strategies, (14) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, (15) inability to realize anticipated efficiencies and savings from the Company's acquisition of Marconi Instruments, Limited and (16) other risks described herein.

ITEM 2.  PROPERTIES

    IFR's principal executive offices and principal manufacturing facilities are located at 10200 West York Street, Wichita, Kansas, 67215. IFR also operates manufacturing facilities and sales offices in the United Kingdom and has sales offices in four other countries.

    IFR generally considers the productive capacity of its plants adequate and suitable for the requirements of the company. The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

    The following table describes the Company's principal facilities.

                                                                 (1)
                                  SQUARE                        LEASE
LOCATION                         FOOTAGE      LEASE/OWNED      EXPIRES            DESCRIPTION
--------                         --------   ----------------   --------   ---------------------------
Wichita, Kansas................  156,000    Capital lease(2)     2017     Mfg., Eng.,
                                                                          Admin., Sales

Stevenage,Hertfordshire,
  England
  Longacres House..............   46,000    Operating lease      2020     Admin., Sales
  Six Hills Way Bldg...........   81,000    Owned                 N/A     Mfg., Eng.
  Gunnelswood Road Bldg........   34,000    Owned                 N/A     Manufacturing
  Sanders Bldg.................   27,000    Owned                 N/A     Inventory, Customer Service

Chelmsford, England............    3,000    Leased               2001     Customer Service
Portsmouth, England............    5,000    Leased               2002     Customer Service
Donibristle, Scotland..........   20,000    Leased               2020     Customer Service, Eng.

------------------------

(1) Includes renewal option periods where appropriate.

(2) Industrial revenue bond financing in which the Company has an option to purchase for a nominal price.

ITEM 3.  LEGAL PROCEEDINGS

    IFR is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of IFR's security holders during the fiscal quarter ended March 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The Company's common stock is traded on the national over-the-counter market under the NASDAQ symbol IFRS. The approximate number of shareholders of record as of June 26, 2000, was 1,100. The high and low sales prices of the Company's common stock for the fiscal quarters for the periods ended are set forth below (in dollars).

                                                    TWELVE MONTHS          NINE MONTHS          TWELVE MONTHS
                                                        ENDED                 ENDED                 ENDED
                                                   MARCH 31, 2000        MARCH 31, 1999         JUNE 30, 1998
                                                 -------------------   -------------------   -------------------
QUARTERS                                           HIGH       LOW        HIGH       LOW        HIGH       LOW
--------                                         --------   --------   --------   --------   --------   --------
First..........................................       5       3 7/8    23 1/4       4 1/8        22      11 1/2
Second.........................................   6 1/2     2 15/16     6 1/2       3 1/8    23 1/2      15 1/8
Third..........................................      13           3         7       4 5/8    25 1/2      14 1/8
Fourth.........................................  11 7/8       5 1/8        --          --    22 1/2      17 1/2

    No cash dividends were paid during the fiscal periods ended March 31, 2000 and March 31, 1999. The Company paid cash dividends in the fiscal year ended June 30, 1998 of $0.033 per share.

    The Company's credit agreement with Bank One and other lenders precludes the payment of cash dividends by the Company.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

                                                      (NINE MONTHS)
                                             2000         1999          1998       1997       1996
                                           --------   -------------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
  Sales..................................  $141,891      $106,159     $108,891   $67,710    $57,234
  Research & development expense.........    14,077        11,816        9,208     6,223      4,153
  Operating income (loss)................     1,829         3,468      (16,137)    8,417      7,112
  Operating income--excluding
    non-recurring charges(1).............     1,829         3,468       11,407     8,417      7,112
  Continuing operations:
    Income (loss)........................    (4,098)       (2,149)     (18,078)    5,254      4,516
    Income (loss) excluding non-recurring
      charges(1).........................    (4,098)       (2,149)       5,797     5,254      4,516
                                           --------      --------     --------   -------    -------

BALANCE SHEET DATA
  Total assets...........................  $151,146      $187,043     $190,757   $65,830    $60,713
  Working capital........................    29,924        46,163       49,692    33,515     27,273
  Shareholders' equity...................    34,818        28,228       32,081    48,154     43,368
  Long-term debt and capital lease
    obligations..........................    59,383        96,567      100,080     3,765      2,110
                                           --------      --------     --------   -------    -------

PROFITABILITY RATIOS
  Gross profit...........................      41.3%         44.6%        32.7%     39.4%      36.7%
  Gross profit--excluding non-recurring
    charges(1)...........................      41.3          44.6         43.6      39.4       36.7
  Continuing operations:
    Income (loss)........................      (2.9)         (2.0)       (16.6)      7.8        7.9
    Income (loss) excluding non-recurring
      charges(1).........................      (2.9)         (2.0)         5.3       7.8        7.9
    Effective income tax rate(1).........      36.1          41.3         34.3      37.0       37.9
  Return on assets(2)....................      (2.4)         (1.5)       (14.1)      8.3        7.6
  Return on equity(2)....................     (13.0)         (9.5)       (45.1)     11.5       11.0
                                           --------      --------     --------   -------    -------

EARNINGS PER SHARE--DILUTED
  Continuing operations:
    Income (loss)........................  $  (0.50)     $  (0.26)    $  (2.21)  $  0.62    $  0.53
    Income (loss) excluding non-recurring
      charges(1).........................     (0.50)        (0.26)        0.66      0.62       0.53
  Book value.............................      3.83          3.67         4.90      5.43       4.84
  Dividends..............................        --            --         0.07        --         --
                                           --------      --------     --------   -------    -------

    Amounts differ from previously reported amounts since the results of the OTM Division have been reflected as discontinued operations (see NOTE 10 to the consolidated financial statements).

(1) In 1998, excludes pre-tax acquisition related charges of $11,844,000 in cost of products sold and $15,700,000 in operating expenses. The effective income tax rate excludes the effect of the acquisition adjustments.

(2) In 1999, annualized the nine month loss from continuing operations ($2,149,000) to calculate these returns.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995--FORWARD-LOOKING STATEMENTS

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

    Factors that could cause actual results to differ from expectations include:
(1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors,
(2) fluctuations in the global economy and various foreign countries including recent developments adversely affecting the economies of various Asian countries, (3) demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations,
(8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices, (12) currency fluctuations, (13) inventory risks due to changes in market demand or the Company's business strategies, (14) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, (15) inability to realize anticipated efficiencies and savings from the Company's acquisition of Marconi Instruments, Limited and (16) other risks described herein.

SALE OF THE OTM DIVISION

    On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash. A net of tax gain of approximately $11,031,000 (approximately $1.34 per share) was recorded. The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt.

    As a consequence of the divestiture, the results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. The consolidated balance sheets have been segregated to reflect the OTM Division as discontinued operations and prior periods have been restated. The consolidated statements of cash flows and consolidated statements of shareholders' equity include the OTM Division through the date of divestiture.

    The net gain on disposal was recognized in the period the sale was completed. See NOTE 10 to the consolidated financial statements for further discussion.

COMPARISON OF FISCAL 2000 (12 MONTHS) VS. 1999 (9 MONTHS)

    Sales for the fiscal year ended March 31, 2000 were $141,891,000 compared to $106,159,000 for the nine-month fiscal period ended March 31, 1999. This represents an increase of 33.7%. Sales increased by

$35,732,000 or 33.7% due mainly to one more quarter in the current fiscal year. International sales were $79,867,000 (56.3% of sales) in fiscal year 2000 compared to $67,776,000 (63.8% of sales) in the nine-month fiscal period ended in 1999. The increase in foreign sales dollars is due to one more quarter in fiscal year 2000. The decrease in foreign sales percentage is due to the increased demand in the US market. The majority of the increase in international sales took place in the Americas and the Pacific Rim.

    Gross profit as a percent of sales decreased from 44.6% in the nine months ended in 1999 to 41.3% in fiscal year 2000. The current year includes $667,000 (0.5% of sales) of non-recurring charges due to the recording of cost reduction charges (termination and severance benefits) in the third quarter. Excluding the cost reduction charges, the normalized gross profit percentage for 2000 was 41.7% or 2.9% lower than the prior year. The decrease is due to the product mix.

    Operating expenses decreased 1.3% to 40.0% of sales. The current year includes non-recurring cost reduction charges of $2,213,000 or 1.6% of sales in fiscal year 2000, which are excluded for comparison purposes. Excluding the effect of the cost reduction charges, operating expenses decreased to 38.4% compared to 41.3% in the nine months ended in 1999. Engineering expenses decreased 1.5% as a percentage of sales from 12.9% in the nine months ended in 1999 to 11.4% for fiscal year 2000. Selling expenses decreased 0.6% as a percentage of sales from 17.3% in the nine months ended in 1999 to 16.7% for fiscal year 2000. Administrative expenses decreased as a percentage of sales from 11.1% in the nine months ended in 1999 to 10.2% for fiscal year 2000.

    Operating income as a percent of sales decreased from 3.3% for the nine months ended in 1999 to 1.3% for fiscal year 2000. Excluding the non-recurring cost reduction charges in fiscal year 2000 noted above, normalized operating income was $4,709,000 or 3.3% of sales compared to 3.3% in the nine months ended in 1999.

    Interest expense for fiscal year 2000 was $8,121,000 compared to interest expense for the nine months ended in March 1999 of $7,685,000. Interest income decreased $407,000 from the prior year. Other expense was $293,000 compared to $22,000 in the prior year.

    The effective income tax rate from continuing operations was 41.3% for the nine months ended in 1999 compared to 36.1% for fiscal year 2000. The decrease in rate results from a prior period increase in valuation allowances not repeated in the current year.

    The loss from continuing operations including the cost reduction charges, as a percent of revenue, was 2.9% in fiscal year 2000 compared to 2.0% in the prior period.

COMPARISON OF FISCAL 1999 (9 MONTHS) VS. 1998 (12 MONTHS)

    The Company completed the purchase of Marconi Instruments Limited on February 6, 1998, resulting in fiscal 1998 purchase accounting related adjustments, specifically the $15,700,000 write off of in-process research and development and $11,844,000 of inventory valuation expenses, increasing cost of products sold, which were recorded in the third and fourth quarter of fiscal 1998.

    Sales for the nine month fiscal year ended March 31, 1999 were $106,159,000 compared to $108,891,000 for the twelve month fiscal year ended June 30, 1998. This represents a decrease of 2.5%. The prior fiscal year includes approximately five months sales of $46,822,000 from the Marconi acquisition compared to nine months sales of $67,916,000 in fiscal period 1999. Excluding the acquisition, sales declined by $23,826,000 or 38.4%, due mainly to one less quarter in the fiscal period 1999. International sales were $67,776,000 (63.8% of sales) in the nine months ended in 1999 compared to $52,630,000 (48.3% of sales) in fiscal year 1998. The increase in foreign sales was due to the purchase of Marconi and its presence in the foreign markets. The majority of the increase in international sales took place in Europe and the Pacific Rim.

    Gross profit as a percent of sales increased from 32.7% in fiscal year 1998 to 44.6% in the nine months ended in 1999. The prior year includes $11,844,000 (10.9% of sales) of non-recurring charges due to the recording of inventory valuations related to the Marconi acquisition. Excluding the acquisition related charges; the normalized gross profit percentage for 1998 was 43.6% or 1.0% lower than the current year.

    Operating expenses decreased 6.2% to 41.3% of sales in the nine months ended in 1999. The prior year includes a non-recurring write-off ($15,700,000) of in-process research and development technology related to the Marconi acquisition. Excluding the effect of the acquisition adjustment, operating expenses increased to 41.3% compared to 33.1% in fiscal year 1998. Significant cost reductions were made in the latter part of the fiscal period ended in 1999. Engineering expenses increased as a percentage of sales from 10.4% in fiscal year 1998 to 12.9% for the nine months ended in 1999. This was due to the increased focus on the development of new test instruments for the emerging wireless digital telecommunications markets. Selling expenses increased as a percentage of sales from 14.5% in fiscal year 1998 to 17.3% for the nine months ended in 1999. The 2.8% increase was due to the redirection of the Company to a direct sales force after the purchase of Marconi and the increased cost of marketing communications due to the purchase. Administrative expenses increased as a percentage of sales from 8.2% in fiscal year 1998 to 11.1% for the nine months ended in 1999. The 2.9% increase was due to higher amortization costs related to the acquisition.

    Operating income as a percent of sales increased from a negative 14.8% for fiscal year 1998 to a positive 3.3% for the nine months ended in 1999. Excluding the non-recurring acquisition adjustments in fiscal year 1998 noted above, the $15,700,000 in process research and development and the $11,844,000 inventory valuation, normalized operating income was $11,407,000 or 10.5% of sales compared to 3.3% in the nine months ended in 1999. The 7.2% decrease was due to higher operating expenses.

    Interest expense in the nine months ended in 1999 increased by $3,805,000 compared to the prior year due to higher interest expense related to the Marconi acquisition (nine months expense compared to five months in the prior year) and higher short-term bank borrowings ($6,700,000). Interest income decreased $64,000 from the prior year. Other expense in the nine months ended in 1999 was $22,000 compared to $0 in the prior year.

    Excluding the effect of the acquisition adjustments, the effective income tax rate from continuing operations was 34.3% for fiscal year 1998 compared to 41.3% for the nine months ended in 1999.

    The loss from continuing operations, as a percent of revenue was 2.0% in the nine months ended in 1999 compared to 16.6% in the prior year. In fiscal year 1998, the components include the $15,700,000 in process research and development, the $11,844,000 before tax inventory valuation and the increased interest incurred in the purchase of Marconi. Income from continuing operations is 5.3% after normalization of these components compared to negative 2.0% in the nine months ended in 1999. The 7.3% decrease is mainly due to higher operating expenses.

EURO CONVERSION

    Effective January 1, 1999, the European Economic and Monetary Union created a single Eurocurrency (the euro) for its member countries. A transition period is in effect that began January 1, 1999, and goes through December 31, 2001, during which time transactions will be executed in both the euro and the member country currencies. Effective January 1, 2002 the euro will be the sole legal tender of the European Economic and Monetary Union countries.

    In general, the adoption of a single currency for the participating countries is expected to result in greater transparency of pricing, making Europe a more competitive environment for businesses. In addition, conversion to the euro is expected to affect many financial systems and business applications.

    At the time IFR switches to using the euro as a functional currency for certain of its affiliates, information system modifications will be required. It is not anticipated, at this time, that the euro will have a material impact on the competitive environment in which IFR operates or a significant impact on IFR's fundamental risk management philosophy. Any costs incurred associated with the adoption of the euro will be expensed as incurred, and are not anticipated to be material to IFR's results of operations, financial condition, or liquidity.

YEAR 2000

    IFR successfully completed its Year 2000 readiness project. The January 1, 2000 rollover went smoothly, as expected. The Company's facilities and operational systems were successfully made Year 2000 ready and are functioning effectively. The expenses associated with Year 2000 readiness effort were not significant.

LIQUIDITY AND CAPITAL RESOURCES

    The Company maintains an adequate financial position with working capital of $29,924,000 at March 31, 2000. The Company used cash in operations of $3,719,000 in fiscal year 2000 and generated cash from operations of $5,059,000 in the nine months ended in 1999.

    Cash flows used in investing activities and cash flows provided in financing activities reflect primarily the proceeds from the sale of the OTM Division, acquisition payment and resulting loans, subsequent debt payments and capital expenditures.

    No cash dividends were paid in fiscal year 2000 and 1999. The Company's credit agreement with Bank One and other lenders precludes the payment of cash dividends by the Company.

    At March 31, 2000, the Company had no significant commitments for capital expenditures. The Company anticipates that the available line of credit and funds generated from operations will be adequate to meet capital asset expenditures, interest and working capital needs for the next twelve months. In June 2000, the Company signed an amendment to its credit agreement. The amendment restated certain financial ratio covenants, waived violations of its minimum fixed charge coverage and maximum leverage ratio covenants, which occurred during fiscal 2000, as well as modified the repayment schedule of the loans. See NOTE 2 to the consolidated financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

    The Company is exposed to interest rate risk primarily from its Credit Agreement (Agreement) in which floating rates are based upon the relationship between earnings before interest, depreciation and taxes (EBITDA) and total debt. To mitigate the impact of fluctuations in interest rates, the Company has entered into interest rate swap agreements on $50,000,000 of the associated debt. Because of the Company's interest rate swap agreements a hypothetical 10% movement in interest rates would not have a material impact on net income.

    Due to the global nature of its operations, the Company conducts its business in various foreign currencies (primarily the currencies of Western Europe) and as a result, is subject to the exposures that arise from foreign exchange rate movements. Such exposures arise primarily from the translation of results of operations from outside the United States. Because the Company intends to maintain its international operations and not repatriate earnings from those operations, IFR does not hedge its net investment exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               IFR SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Responsibility for Financial Statements.....................        14

Report of Independent Auditors..............................        15

Consolidated Balance Sheets as of March 31, 2000 and
  March 31, 1999............................................        16

Consolidated Statements of Operations for the year ended
  March 31, 2000, nine months ended March 31, 1999, and year
  ended June 30, 1998.......................................        18

Consolidated Statements of Shareholders' Equity for the year ended March 31, 2000, nine months ended March 31, 1999,
  and year ended June 30, 1998..............................        19

Consolidated Statements of Cash Flows for the year ended
  March 31, 2000, nine months ended June 30, 1999, and year
  ended June 30, 1998.......................................        20

Notes to Consolidated Financial Statements..................        21

Quarterly Results of Operations (unaudited).................        37

                    RESPONSIBILITY FOR FINANCIAL STATEMENTS

    The management of IFR Systems, Inc. is responsible for the preparation of the financial statements and financial statement schedule, the Annual Report and for the integrity and objectivity of the information presented. The financial statements and financial statement schedule have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include amounts which are estimates and judgments. The fairness of the presentation in these statements of the Company's financial position, results of operations and cash flows is reported on by the independent auditors.

    To assist in carrying out the above responsibility, the Company has internal systems which provide for selection of personnel, segregation of duties and the maintenance of accounting policies, systems, procedures and related controls.

    Although no cost effective system can ensure the elimination of errors, the Company's systems have been designed to provide reasonable but not absolute assurances that assets are safeguarded, that policies and procedures are followed, and that the financial records are adequate to permit the production of reliable financial statements.

    The Audit Committee of the Board of Directors, which is composed of Directors who are not employees of the Company, meets regularly with Company officers and independent auditors in connection with the adequacy and integrity of the Company's financial reporting and internal controls.

/s/ Dennis H. Coley

Dennis H. Coley
CHIEF FINANCIAL OFFICER
AND TREASURER

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
IFR Systems, Inc.

    We have audited the accompanying consolidated balance sheets of IFR
Systems, Inc. as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended March 31, 2000, nine months ended March 31, 1999 and year ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IFR
Systems, Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year ended March 31, 2000, nine months ended March 31, 1999 and year ended June 30, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

                                          Indianapolis, Indiana
                                          May 5, 2000
                                          except for Note 2, as to which that
                                          date is
                                          June 15, 2000

                               IFR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE INFORMATION)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,169    $  5,086
  Accounts receivable, less allowance for doubtful accounts
    of $600 in 2000 and $731 in 1999........................    29,267      27,306
  Inventories:
    Finished products.......................................    13,278      15,568
    Work in process.........................................     9,174       8,811
    Materials...............................................    14,537      13,650
                                                              --------    --------
                                                                36,989      38,029
  Prepaid expenses and sundry...............................     4,301       6,042
  Deferred income taxes (NOTE 3)............................     2,248       2,492
  Current assets of discontinued operations.................        --      17,460
                                                              --------    --------
TOTAL CURRENT ASSETS........................................    75,974      96,415
PROPERTY AND EQUIPMENT:
  Land......................................................     4,650       4,670
  Buildings.................................................     8,223       8,183
  Machinery.................................................    26,299      23,226
  Allowances for depreciation (deduction)...................   (17,976)    (13,835)
                                                              --------    --------
                                                                21,196      22,244
PROPERTY UNDER CAPITAL LEASE (NOTE 2):
  Building..................................................     2,757       2,757
  Machinery.................................................     2,444       2,444
  Allowances for depreciation (deduction)...................    (2,414)     (1,962)
                                                              --------    --------
                                                                 2,787       3,239
PROPERTY AND EQUIPMENT PENDING DISPOSITION, NET OF
  ALLOWANCES FOR DEPRECIATION OF $4,380 IN 1999.............        --       3,058
OTHER ASSETS (NOTE 11):
  Cost in excess of net assets acquired, less accumulated
    amortization of $1,556 in 2000 and $812 in 1999.........    20,125      21,485
  Developed technology, less accumulated amortization of
    $2,028 in 2000 and $1,092 in 1999.......................    16,772      17,708
  Other intangibles, less accumulated amortization of $2,446
    in 2000 and $1,594 in 1999..............................    12,320      13,172
  Other.....................................................     1,972       2,090
  Other assets related to discontinued operations--net......        --       7,632
                                                              --------    --------
                                                                51,189      62,087
                                                              --------    --------
TOTAL ASSETS................................................  $151,146    $187,043
                                                              ========    ========

                               IFR SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE INFORMATION)
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term bank borrowings (NOTE 2).......................  $ 15,700    $ 17,700

  Accounts payable..........................................    12,493       9,883

  Accrued compensation and payroll taxes....................     4,262       4,401

  Other liabilities and accrued expenses (NOTE 8)...........     6,355       8,890

  State and local taxes.....................................       887         564

  Federal income taxes......................................       913         556

  Current maturity of capital lease obligations.............       190         185

  Current maturity of long-term debt........................     5,250       4,250

  Current liabilities of discontinued operations............        --       3,823
                                                              --------    --------

TOTAL CURRENT LIABILITIES...................................    46,050      50,252

CAPITAL LEASE OBLIGATIONS (NOTE 2)..........................     3,248       3,442

LONG-TERM DEBT (NOTE 2).....................................    56,135      93,125

DEFERRED INCOME TAXES (NOTE 3)..............................    10,895      11,828

DEFERRED INCOME TAXES OF DISCONTINUED OPERATIONS............        --         168

SHAREHOLDERS' EQUITY (NOTE 5):

  Preferred Stock, $.01 par value:
    Authorized shares--1,000,000, none issued...............        --          --

  Common Stock, $.01 par value:
    Authorized shares--50,000,000
    Issued shares--9,266,250................................        93          93

  Additional paid-in capital................................     7,330       7,368

  Cost of common stock in treasury--1,025,722
    shares in 2000 and 1,056,985 shares in 1999.............    (8,357)     (8,611)

  Accumulated other comprehensive loss......................    (2,072)     (1,187)

  Retained earnings.........................................    37,824      30,565
                                                              --------    --------

Total shareholders' equity..................................    34,818      28,228
                                                              --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $151,146    $187,043
                                                              ========    ========

                            SEE ACCOMPANYING NOTES.

                               IFR SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           NINE MONTHS
                                                              YEAR ENDED      ENDED      YEAR ENDED
                                                              MARCH 31,     MARCH 31,     JUNE 30,
                                                                 2000         1999          1998
                                                              ----------   -----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
SALES.......................................................   $141,891      $106,159     $108,891
COST OF PRODUCTS SOLD.......................................     83,350        58,858       73,257
                                                               --------      --------     --------
GROSS PROFIT................................................     58,541        47,301       35,634

OPERATING EXPENSES:
  Selling...................................................     24,035        18,329       15,810
  Administrative............................................     16,152        11,799        8,942
  Engineering...............................................     16,525        13,705       11,319
  Acquired research and development (NOTE 11)...............         --            --       15,700
                                                               --------      --------     --------
                                                                 56,712        43,833       51,771
                                                               --------      --------     --------
OPERATING INCOME (LOSS).....................................      1,829         3,468      (16,137)

OTHER EXPENSE:
  Interest income...........................................        171           578          642
  Interest expense..........................................     (8,121)       (7,685)      (3,880)
  Other, net................................................       (293)          (22)          --
                                                               --------      --------     --------
                                                                 (8,243)       (7,129)      (3,238)
                                                               --------      --------     --------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  (BENEFIT).................................................     (6,414)       (3,661)     (19,375)

INCOME TAX BENEFIT (NOTE 3).................................     (2,316)       (1,512)      (1,297)
                                                               --------      --------     --------
LOSS FROM CONTINUING OPERATIONS.............................     (4,098)       (2,149)     (18,078)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS LESS APPLICABLE
  INCOME TAXES (NOTE 10)....................................     11,357          (446)       2,141
                                                               --------      --------     --------
NET INCOME (LOSS)...........................................   $  7,259      $ (2,595)    $(15,937)
                                                               ========      ========     ========

EARNINGS (LOSS) PER SHARE--BASIC:
  Loss from continuing operations...........................   $  (0.50)     $  (0.26)    $  (2.21)
  Income (loss) from discontinued operations................       1.38         (0.06)        0.26
                                                               --------      --------     --------
  Net income (loss).........................................   $   0.88      $  (0.32)    $  (1.95)
                                                               ========      ========     ========

EARNINGS (LOSS) PER SHARE--DILUTED:
  Loss from continuing operations...........................   $  (0.50)     $  (0.26)    $  (2.21)
  Income (loss) from discontinued operations................       1.38         (0.06)        0.26
                                                               --------      --------     --------
  Net income (loss).........................................   $   0.88      $  (0.32)    $  (1.95)
                                                               ========      ========     ========
AVERAGE COMMON SHARES OUTSTANDING...........................      8,233         8,207        8,191
                                                               ========      ========     ========
DILUTIVE COMMON SHARES OUTSTANDING..........................      8,233         8,207        8,191
                                                               ========      ========     ========

                            SEE ACCOMPANYING NOTES.

                               IFR SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 COMMON STOCK       ADDITIONAL     TREASURY STOCK          OTHER
                              -------------------    PAID-IN     -------------------   COMPREHENSIVE   RETAINED
                               SHARES     AMOUNT     CAPITAL      SHARES     AMOUNT    INCOME (LOSS)   EARNINGS    TOTAL
                              --------   --------   ----------   --------   --------   -------------   --------   --------
                                                                     (IN THOUSANDS)
BALANCE AT JUNE 30, 1997....   9,266       $62        $6,400      (1,130)   $(8,040)      $    58      $ 49,674   $ 48,154
Net loss....................      --        --            --          --         --            --       (15,937)   (15,937)
Translation adjustments.....      --        --            --          --         --           328            --        328
                                                                                                                  --------
Comprehensive loss..........                                                                                       (15,609)
Purchases for treasury......      --        --            --        (128)    (2,057)           --            --     (2,057)
Incentive stock options
  exercised.................      --        --          (237)        193      1,418            --            --      1,181
Stock split effected in the
  form of a dividend........      --        31            --          --         --            --           (31)        --
Dividends--$.067 per
  share.....................      --        --            --          --         --            --          (546)      (546)
Tax benefit from exercise of
  stock options.............      --        --           958          --         --            --            --        958
                               -----       ---        ------      ------    -------       -------      --------   --------
BALANCE AT JUNE 30, 1998....   9,266       $93        $7,121      (1,065)   $(8,679)      $   386      $ 33,160   $ 32,081
Net loss....................      --        --            --          --         --            --        (2,595)    (2,595)
Translation adjustments.....      --        --            --          --         --        (1,573)           --     (1,573)
                                                                                                                  --------
Comprehensive loss..........                                                                                        (4,168)
Incentive stock options
  exercised.................      --        --           (17)          5         44            --            --         27
Tax benefit from exercise of
  stock options.............      --        --           288          --         --            --            --        288
Restricted stock grants
  (NOTE 5)..................      --        --           (24)          3         24            --            --         --
                               -----       ---        ------      ------    -------       -------      --------   --------
BALANCE AT MARCH 31, 1999...   9,266       $93        $7,368      (1,057)   $(8,611)      $(1,187)     $ 30,565   $ 28,228
Net Income..................      --        --            --          --         --            --         7,259      7,259
Translation adjustments.....      --        --            --          --         --          (885)           --       (885)
                                                                                                                  --------
Comprehensive income........                                                                                         6,374
Incentive stock options
  exercised.................      --        --           (37)          9         79            --            --         42
Issuance of stock options...      --        --            20          --         --            --            --         20
Restricted stock grants
  (NOTE 5)..................      --        --           (21)         22        175            --            --        154
                               -----       ---        ------      ------    -------       -------      --------   --------
BALANCE AT MARCH 31, 2000...   9,266       $93        $7,330      (1,026)   $(8,357)      $(2,072)     $ 37,824   $ 34,818
                               =====       ===        ======      ======    =======       =======      ========   ========

                            SEE ACCOMPANYING NOTES.

                               IFR SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           NINE MONTHS
                                                              YEAR ENDED      ENDED      YEAR ENDED
                                                              MARCH 31,     MARCH 31,     JUNE 30,
                                                                 2000         1999          1998
                                                              ----------   -----------   ----------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................   $  7,259      $(2,595)     $(15,937)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation of property and equipment....................      4,545        4,422         4,234
  Amortization of intangibles...............................      2,532        2,276         2,207
  Amortization of loan origination fees.....................        403           --            --
  Gain on sale of discontinued operations...................    (17,207)          --            --
  Write off of acquired research and development............         --           --        15,700
  Deferred income taxes.....................................       (689)         910        (3,622)
  Deferred compensation expense.............................        135           --            --
  Utilization of acquired tax loss carryforwards............         --           --           416
  Changes in operating assets and liabilities
    (net of effects of acquired businesses):
    Accounts receivable.....................................     (1,961)       8,971        (3,081)
    Inventories.............................................      1,040         (494)       13,810
    Other current assets....................................        233       (2,974)        1,320
    Accounts payable and accrued liabilities................        552       (6,549)       (7,044)
    Other current liabilities...............................       (561)       1,092        (4,320)
                                                               --------      -------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........     (3,719)       5,059         3,683
INVESTING ACTIVITIES
Proceeds from sale of discontinued operations...............     43,988           --            --
Payments for acquired businesses............................         --           --      (108,851)
Purchases of property and equipment.........................     (3,358)      (3,239)       (4,543)
Proceeds from sale of equipment.............................         70           --         1,071
Sundry......................................................       (293)        (525)       (1,832)
                                                               --------      -------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     40,407       (3,764)     (114,155)
FINANCING ACTIVITIES
Purchases of capital stock for treasury.....................         --           --        (2,057)
Principal payments on capital lease obligations.............       (189)        (138)         (175)
Principal payments on long-term debt........................    (35,990)      (2,625)           --
Principal payments on short-term bank borrowings............    (36,660)      (8,100)       (3,535)
Proceeds from short-term bank borrowings....................     34,660       14,800        12,150
Proceeds from acquisition loan..............................         --           --       100,000
Proceeds from exercise of common stock options..............        216          315         2,139
Payment of dividends........................................         --           --          (546)
                                                               --------      -------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    (37,963)       4,252       107,976
Effect of exchange rate changes on cash.....................       (642)        (620)          276
                                                               --------      -------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     (1,917)       4,927        (2,220)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      5,086          159         2,379
                                                               --------      -------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  3,169      $ 5,086      $    159
                                                               ========      =======      ========

                            SEE ACCOMPANYING NOTES.

                               IFR SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of IFR Systems, Inc. (Company or IFR) include the accounts of all subsidiaries after elimination of intercompany accounts and transactions.

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

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation is computed by straight-line and declining balance methods at rates based on the estimated useful lives of the assets from 3 to 30 years.

PROPERTY UNDER CAPITAL LEASE

    Property under capital lease is recorded at the lower of the fair market value of the leased property or the present value of the minimum lease payments. Depreciation of leased property is computed by the straight-line method over the useful life of the asset.

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLE ASSETS

    The cost in excess of net assets acquired (goodwill), developed technology and other intangibles are being amortized by the straight-line method over periods ranging from 10 to 30 years. Goodwill, developed technology and other intangibles are reviewed to assess recoverability when impairment indicators are present. Assets are considered to be impaired and are written down to fair value if expected future operating cash flows of the related assets are less than their carrying amounts. Fair value is the present value of the expected future cash flows of the related assets using a discount rate commensurate with the risk involved. Assets are grouped at the lowest level for which there are identifiable cash flows for purposes of impairment testing.

INTEREST SWAP AGREEMENTS

    The Company is required by its bank syndicate to enter into interest rate swaps to manage interest rate exposures. The Company designates the interest rate swaps as hedges of the underlying debt. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, Accounting for Derivative Instruments and Hedging Activities. A recent amendment to this statement extended the required implementation date to fiscal years beginning after June 15, 2000. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new statement effective April 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

CHANGE IN FISCAL YEAR

    In January 1999, the Company's Board of Directors approved an amendment of the Bylaws to change the fiscal year end from June 30 to March 31. The change in year end was done to allow more efficient alignment of the planning and accounting functions of the business which has changed significantly with the increase in the Company's international presence.

2. DEBT AND LEASE ARRANGEMENTS

    Long-term debt consisted of the following (IN THOUSANDS):

                                                                 MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Term Loan A...............................................  $44,000    $47,750
Term Loan B (see Note 10).................................   17,385     49,625
                                                            -------    -------
                                                             61,385     97,375
Less current maturities...................................    5,250      4,250
                                                            -------    -------
Total long-term debt......................................  $56,135    $93,125
                                                            =======    =======

    TERM LOANS PAYABLE TO BANK: In June 2000, the Company entered into an amendment of its Credit Agreement with the bank syndication (the Agreement). The amendment restated certain financial ratio covenants, waived violations of its minimum fixed charge coverage and maximum leverage ratio covenants which occurred during fiscal 2000 as well as modified the repayment schedule of the loans. Both of the term loans are payable in quarterly installments of principal pursuant to a schedule contained in the Agreement which calls for such payments to increase over the term of the loan. Term Loan A and Term Loan B are due
June 30, 2002. Under certain conditions, the Company has the ability to extend the term to June 30, 2003. Summary payments by year are as follows (IN THOUSANDS):

2001........................................................  $ 5,250
2002........................................................    9,250
2003........................................................   46,885
Thereafter..................................................       --
                                                              -------
Total.......................................................  $61,385
                                                              =======

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

2. DEBT AND LEASE ARRANGEMENTS (CONTINUED)
    Under the terms of the Agreement, borrowings bear interest at a spread up to 3.75% per annum over the London Interbank Offered Rate (LIBOR) which varies depending on the Term Loan and the current leverage ratio as defined in the Agreement. At March 31, 2000, the spread was 3.0% on Term Loan A and 3.5% on Term Loan B. The interest rate on the loans at March 31, 2000 was 9.01% on Term Loan A and 9.58% on Term Loan B. The fair value of the Company's long-term debt approximates carrying value since the facilities bear a current market rate of interest.

    In July 1999 Term Loan B was paid down $31,740,000 from the proceeds of the sale of the OTM Division (SEE NOTE 10).

    LINES OF CREDIT: The Company also has available lines of credit with the bank syndicate aggregating $23,000,000. The Credit Agreement expires on June 30, 2002. Under the terms of the Agreement, borrowings bear interest at a spread over LIBOR based on certain financial criteria. At March 31, 2000, this spread was 3.0%. The total interest rate on the outstanding portion of the lines of credit was 9.88% at March 31, 2000. As of March 31, 2000, the Company has unused available lines of credit aggregating $7,300,000.

    SWING LINE NOTE: The Agreement allows for swing line loans for an amount not to exceed $5,000,000. At March 31, 2000, the Company had available funds aggregating $5,000,000 at an interest rate of 11.0%.

    INTEREST SWAP AGREEMENT: In February 1998, the Company entered into two separate interest swap agreements for $25,000,000 each. The first swap agreement is for a fixed interest rate of 5.8% and expires on March 30, 2001 with an option to extend an additional two years. The second swap agreement is for a fixed interest rate of 5.76% and expires on March 30, 2001. The swap agreements limit the exposure to increased LIBOR rates on the Term Loans. The fair value of the swap is approximately $370,000 and is determined using the current market rate of the instrument.

    CAPITAL LEASES: In March 1997, the Company entered into a capital lease to refund and redeem the industrial revenue bonds dated May 1, 1989 which were issued in the original principal amount of $3,500,000 of which $2,330,000 were outstanding; and to finance manufacturing support equipment and building improvements to the existing facility. This lease was entered into in connection with an issuance of industrial revenue bonds dated March 15, 1997 (the 97 Bonds) by the City of Goddard, Kansas (the City). The transaction for the 97 Bonds totaled $3,940,000. The Company has guaranteed the future repayment of all amounts due relating to the 97 Bonds. The City has retained title to the facilities and related equipment. The Company has the option to purchase the facilities and equipment for a nominal amount after repayment in full of all amounts due relating to the 97 Bonds. Under the terms of the lease, the Company is required to make quarterly payments in an amount sufficient to pay the principal and interest installments of the 97 Bonds when due. The 97 Bonds mature serially over a 15 year period which commenced May 1, 1997, and are callable for early redemption by the Company on or after May 1, 2004. Upon the occurrence of certain events, the 97 Bonds are subject to immediate redemption at the option of each Bond holder. These events include the acquisition or right to acquire beneficial ownership of 25% of the outstanding Common Stock (unless waived by the Board of Directors), the subsequent determination that the Bonds are taxable or other specified events.

    Amortization of the building and equipment pledged for the 97 Bonds is included in depreciation expense.

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

2. DEBT AND LEASE ARRANGEMENTS (CONTINUED)
    Future minimum lease payments, based upon scheduled redemptions of the Bonds as of March 31, 2000, are as follows (IN THOUSANDS):

2001........................................................   $  399
2002........................................................      404
2003........................................................      402
2004........................................................      404
2005........................................................      402
Thereafter..................................................    2,930
                                                               ------
Total minimum lease payments................................    4,941
Amounts representing interest...............................    1,503
                                                               ------
Present value of minimum lease payments.....................    3,438
Current maturities..........................................      190
                                                               ------
Long-term portion...........................................   $3,248
                                                               ======

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

    Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows (IN THOUSANDS):

2001........................................................  $ 2,543
2002........................................................    2,099
2003........................................................    1,453
2004........................................................    1,014
2005........................................................      950
Thereafter..................................................    9,728
                                                              -------
Total minimum lease payments................................  $17,787
                                                              =======

    Minimum lease payments have not been reduced by sublease rentals of $812,000 due in the future under noncancelable subleases.

    Total rent expense for all operating leases amounted to approximately $1,976,000, $1,776,000, and $691,000 for 2000, 1999 and 1998, respectively.

    INTEREST PAID: Interest paid during 2000, 1999 and 1998 was approximately $7,828,000, $7,257,000, and, $3,681,000, respectively.

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

3. INCOME TAXES

    The Company files a consolidated federal income tax return for all U.S. subsidiaries and files group relief or separate returns for foreign subsidiaries. Income reported for federal and foreign tax purposes differs from pre-tax accounting income due to variations between the requirements of the jurisdictional tax codes and the Company's accounting practices.

    For financial reporting purposes, loss from continuing operations before income taxes is as follows (IN THOUSANDS):

                                         YEAR ENDED   NINE MONTHS ENDED   YEAR ENDED
                                         MARCH 31,        MARCH 31,        JUNE 30,
                                            2000            1999             1998
                                         ----------   -----------------   ----------
U.S....................................    $(5,699)        $(2,672)        $  6,812
Foreign................................       (715)           (989)         (26,187)
                                           -------         -------         --------
Total..................................    $(6,414)        $(3,661)        $(19,375)
                                           =======         =======         ========

    Income tax benefit from continuing operations is summarized as follows (IN THOUSANDS):

                                         YEAR ENDED   NINE MONTHS ENDED   YEAR ENDED
                                         MARCH 31,        MARCH 31,        JUNE 30,
                                            2000            1999             1998
                                         ----------   -----------------   ----------
Federal:
  Current..............................    $(2,197)        $(1,308)         $ 1,425
  Deferred.............................        533             343              619
Foreign:
  Current..............................     (1,338)          1,369              343
  Deferred.............................      1,140          (1,633)          (4,202)
State..................................       (454)           (283)             518
                                           -------         -------          -------
Income tax benefit.....................    $(2,316)        $(1,512)         $(1,297)
                                           -------         -------          -------

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

3. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax liabilities and assets are as follows (IN THOUSANDS):

                                                                 MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Deferred tax liabilities:
  Tax over book depreciation..............................  $   599    $   822
  Purchased intangibles...................................    9,915     10,468
  Other...................................................      381        538
                                                            -------    -------
Total deferred tax liabilities............................   10,895     11,828
Deferred tax assets:
  Net operating loss carryforwards........................      627      1,242
  Capital loss carryforward...............................       --        170
  Inventory reserve.......................................      434        594
  Accrued vacation........................................      477        395
  Warranty reserve........................................      375        303
  Allowance for bad debts.................................      132        154
  Foreign interest deduction..............................       --        614
  Other--net..............................................      599        563
                                                            -------    -------
Total deferred tax assets.................................    2,644      4,035
Valuation allowance for deferred tax assets...............     (396)    (1,543)
                                                            -------    -------
Net deferred tax assets...................................    2,248      2,492
                                                            -------    -------
Net total deferred tax liabilities........................  $(8,647)   $(9,336)
                                                            =======    =======

    At March 31, 1999, the Company had loss carryforwards and foreign interest deductions, the utilization of which was dependent upon future income and gains. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to a portion of these assets. In fiscal 2000, the Company was able to utilize the foreign interest deductions and certain net operating losses due to a recognized gain on the sale of discontinued operations. Thus, at March 31, 2000, the valuation allowance related to these interest deductions and certain net operating losses was no longer necessary. Because the Company's ability to utilize these assets is a direct result of the gain on the segment disposal as well as certain other actions occurring in the fourth quarter of 2000, the reduction of the valuation allowance is displayed as a reduction of the tax expense related to the gain from discontinued operations.

    Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in foreign operations. Determination of the amount of unrecognized deferred U.S. income tax liabilities and potential foreign tax credits is not practical to calculate because of the complexity related with this hypothetical calculation.

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

3. INCOME TAXES (CONTINUED)
    The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows for the periods ended:

                                                           NINE MONTHS
                                              YEAR ENDED      ENDED      YEAR ENDED
                                              MARCH 31,     MARCH 31,     JUNE 30,
                                                 2000         1999          1998
                                              ----------   -----------   ----------
Statutory federal income tax rate...........     34.0%         34.0%         34.0%
Increases (decreases):
  State income taxes, net of federal tax
    benefit.................................      3.8           3.4          (1.9)
  Amortization of goodwill and
    intangibles.............................     (3.1)         (7.5)         (0.2)
  Valuation allowance.......................       --           7.2            --
  Change in tax rate........................      0.8           4.5            --
  Acquired Research and Development.........       --            --         (27.6)
  Foreign Rate Differential.................     (4.4)         (4.6)         (0.6)
  Research and development tax credits......       --            --           0.7
  Other.....................................      5.0           4.3           2.3
                                                 ----          ----         -----
                                                 36.1%         41.3%          6.7%
                                                 ====          ====         =====

    Income taxes paid during 2000, 1999 and 1998 were approximately $1,367,000, $2,732,000, and $4,001,000, respectively.

4. RESEARCH AND DEVELOPMENT COSTS

    Research and development costs, excluding the acquired research and development, were approximately $14,077,000, $11,816,000, and $9,208,000 for
2000, 1999 and 1998, respectively.

5. SHAREHOLDERS' EQUITY

    INCENTIVE STOCK OPTION PLAN: The Company has an incentive stock option plan--the 1996 Plan (the Plan). At March 31, 2000, under the 1996 Plan, 600,000 shares of Common Stock have been reserved for issuance. The Company grants qualified stock options to officers and key employees. The option price per share under the Plan is not to be less than the fair market value of a share of Common Stock on the date of grant. Generally options vest over 3 years and have a term of 10 years. All grants are made by the Compensation Committee.

    NONQUALIFIED STOCK OPTION PLAN: In November 1992, shareholders of the Company approved the 1992 Nonqualified Stock Option Plan whereby all employees of the Company are eligible to be granted nonqualified stock options. A total of 750,000 authorized but unissued or treasury shares of the Company's Common Stock were reserved for grant under the plan. The Compensation Committee determines the time or times at which options will be granted, selects the employees to whom options will be granted, and determines the number of shares covered by each option, purchase price, vesting periods and other terms.

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

5. SHAREHOLDERS' EQUITY (CONTINUED)

    OUTSIDE DIRECTOR PLAN: In August 1999, an Amended Outside Director Compensation, Stock Option and Retirement Plan (Outside Director Plan) was approved by the shareholders. The Outside Director Plan provides that each director who is not an employee of the Company will be granted an option to purchase 1,500 shares of the Company's Common Stock on the third business day after the annual meeting of the shareholders in each of the next ten years, commencing in fiscal 2000. The option price under the Outside Director Plan is the fair market value of a share of Common Stock on the date of grant.

    The following table summarizes information concerning options outstanding and exercisable at March 31, 2000 for all plans:

                            OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
----------------------------------------------------------------------------   ----------------------------
                                               WEIGHTED-
                                                AVERAGE
                                               REMAINING                                       WEIGHTED-
                                  NUMBER      CONTRACTUAL   WEIGHTED-AVERAGE     NUMBER         AVERAGE
RANGE OF EXERCISE PRICES        OUTSTANDING      LIFE        EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
------------------------        -----------   -----------   ----------------   -----------   --------------
$ 1-$ 5.......................    491,700         7.49           $ 4.25          115,700         $ 4.57
$ 6-$ 8.......................    125,500         5.84           $ 7.44           93,000         $ 7.39
$ 9-$11.......................    100,500         6.47           $10.48           83,625         $10.46
$12-$18.......................    123,250         7.39           $14.24           62,662         $14.23
$19-$22.......................     99,500         8.03           $19.98           35,000         $20.02

    Stock option activity during 1998-2000 is summarized below:

                                              NUMBER OF      WEIGHTED-       NUMBER OF
                                               SHARES         AVERAGE         SHARES      WEIGHTED-AVERAGE
                                             OUTSTANDING   EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
                                             -----------   --------------   -----------   ----------------
July 1, 1997...............................     740,148        $ 7.09         392,583          $6.08
Granted....................................     484,250         17.02
Exercised..................................    (193,194)         6.03
Canceled or expired........................     (60,949)        17.86
                                               --------        ------         -------          -----

June 30, 1998..............................     970,255         11.58         352,821           6.62
Granted....................................      25,500          5.47
Exercised..................................      (5,400)         5.11
Canceled or expired........................     (17,000)        19.75
                                               --------        ------         -------          -----

March 31, 1999.............................     973,355         11.31         455,638           8.16
Granted....................................     488,000          4.31
Exercised..................................      (9,769)         4.39
Canceled or expired........................    (511,136)        10.27
                                               --------        ------         -------          -----

March 31, 2000.............................     940,450        $ 8.31         389,987          $9.44
                                               ========        ======         =======          =====

    The Company accounts for stock option awards as prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Operations. Had the Company recorded compensation expense for the fair value of the options granted,

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

5. SHAREHOLDERS' EQUITY (CONTINUED)
as provided by SFAS No. 123, the Company's net loss and net loss per common share would have been as follows:

                                                                           NINE MONTHS
                                                              YEAR ENDED      ENDED      YEAR ENDED
                                                              MARCH 31,     MARCH 31,     JUNE 30,
                                                                 2000         1999          1998
                                                              ----------   -----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss from continuing operations:
  As reported...............................................    $(4,098)     $(2,149)     $(18,078)
  Pro forma.................................................     (4,172)      (2,927)      (18,777)
Loss from continuing operations per share--diluted:
  As reported...............................................    $ (0.50)     $ (0.26)     $  (2.21)
  Pro forma.................................................      (0.51)       (0.36)        (2.29)

    The fair values of the options were determined by using a Black-Scholes option-pricing model with the following assumptions:

                                                           NINE MONTHS
                                         YEAR ENDED           ENDED          YEAR ENDED
                                       MARCH 31, 2000    MARCH 31, 1999    JUNE 30, 1998
                                       ---------------   ---------------   --------------
Dividend yield.......................      0%                0%                0%
Volatility...........................      71%               61%               46%
Risk-free interest rate..............      6%                6%                6%
Expected life........................    6 years           6 years           6 years

    The weighted average fair value of options granted at the market price for 2000, 1999 and 1998 was $2.88, $3.42, and $8.06, respectively. The weighted average fair value and weighted average exercise price of nonqualified options granted below the market price for 1998 was $11.98 and $19.75, respectively.

    RESTRICTED STOCK GRANT PLAN: On February 27, 1989, the shareholders of the Company approved a restricted stock grant plan whereby officers and key employees may be granted restricted shares of the Company's Common Stock. The restrictions lapse over various vesting periods not to exceed ten years. A total of 450,000 authorized but unissued or treasury shares of the Company's Common Stock were reserved for grant under the plan. These restricted shares may be granted at a price equal to par value. In 2000, 1999, and 1998 the Company made grants of 21,500, 3,000, and 4,000 shares, respectively. The market value of restricted shares granted is being amortized as compensation expense over the vesting period. Total expense of $153,816, $15,000, and $0 was recognized in 2000, 1999, and 1998 in connection with the restricted stock grant plan respectively. The shares reserved for future grants are 102,541 as of March 31, 2000.

    SHAREHOLDER RIGHTS PLAN: The Board of Directors of the Company amended its Shareholder Rights Plan on January 21, 1999, whereby common stock purchase rights (the Rights) were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held as of the close of business on January 25, 1999. The Rights will expire on January 20, 2009. Each Right entitles shareholders to buy one share of common stock of the Company at an exercise price of $65 per share. The Rights are exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

5. SHAREHOLDERS' EQUITY (CONTINUED)
Common Stock or announces a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the Common Stock.

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

6. EARNINGS PER SHARE

    The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations:

                                                                 YEAR       NINE MONTHS       YEAR
                                                                 ENDED         ENDED         ENDED
                                                               MARCH 31,     MARCH 31,      JUNE 30,
                                                                 2000           1999          1998
                                                              -----------   ------------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR
  Loss from continuing operations available to common
    shareholders............................................     $(4,098)     $(2,149)      $(18,078)
                                                                 =======      =======       ========

DENOMINATORS
  Basic loss per share:
    Weighted-average common shares Outstanding..............       8,233        8,207          8,191
                                                                 =======      =======       ========
    Basic loss per share from continuing operations.........     $ (0.50)     $ (0.26)      $  (2.21)
                                                                 =======      =======       ========

  Diluted loss per share:
    Weighted-average common shares Outstanding..............       8,233        8,207          8,191
    Effect of stock options.................................          57           47            570
                                                                 -------      -------       --------
    Weighted-average common shares outstanding--diluted.....       8,290        8,254          8,761
                                                                 =======      =======       ========
    Diluted loss per share from continuing operations.......     $ (0.49)     $ (0.26)      $  (2.06)
                                                                 =======      =======       ========

    Note--Since the effect of stock options for 2000, 1999, and 1998 is antidilutive, the statements of operations reflect diluted per share amounts equal to the basic per share amounts.

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

7. SEGMENTS

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES

    On July 7, 1999, the Company sold its Optical Test and Measurement Division (SEE NOTE 10). The Company now has one segment: Electronic Test and Measurement Equipment (ETM). The Company manufactures and markets a broad array of test equipment as well as offers service and repair for these products.

                                                           NINE MONTHS
                                              YEAR ENDED      ENDED      YEAR ENDED
                                              MARCH 31,     MARCH 31,     JUNE 30,
                                                 2000         1999          1998
                                              ----------   -----------   ----------
                                                         (IN THOUSANDS)
GEOGRAPHIC AREA SALES
  United States.............................   $ 62,024      $ 38,383     $ 56,261
  South America and Canada..................      5,829         7,325        4,127
                                               --------      --------     --------
    Total Americas..........................     67,853        45,708       60,388
                                               --------      --------     --------
  United Kingdom............................     23,481        23,361       17,891
  France....................................     10,437         8,582        5,721
  Germany...................................      5,655         5,045        3,664
  Other.....................................     13,963         9,190        7,234
                                               --------      --------     --------
    Total Europe............................     53,536        46,178       34,510
                                               --------      --------     --------
  Pacific Rim...............................     16,137        10,090        9,359
  Rest Of World.............................      4,365         4,183        4,634
                                               --------      --------     --------
    Total...................................   $141,891      $106,159     $108,891
                                               ========      ========     ========

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

7. SEGMENTS (CONTINUED)
    Sales are attributed to geographic areas based on the location of the customers.

GEOGRAPHIC AREA LONG-LIVED ASSETS
  United States--Total Americas...............  $  9,882   $ 10,382   $ 10,282
                                                --------   --------   --------

  United Kingdom..............................    65,511     69,145     70,634
  France......................................       154        210        399
  Germany.....................................        51         71        129
  Other.......................................         2         57        115
                                                --------   --------   --------
      Total Europe............................    65,718     69,483     71,277
                                                --------   --------   --------
  Pacific Rim.................................        48         73         80
                                                --------   --------   --------
    Total.....................................  $ 75,648   $ 79,938   $ 81,639
                                                ========   ========   ========

SALES BY MARKET SECTOR
  Communications..............................  $ 39,727   $ 31,654   $ 46,616
  Test & Measurement..........................    37,905     26,441     20,836
  Avionics....................................    13,209     11,387      9,520
  ATE & Solutions.............................    14,148     10,869      8,545
  Service.....................................    26,233     17,497     15,083
  Other.......................................    10,669      8,311      8,291
                                                --------   --------   --------
    Total.....................................  $141,891   $106,159   $108,891
                                                ========   ========   ========

8. BENEFIT PLANS

    RETIREMENT PLAN: The Company has a trusteed, defined contribution retirement plan for all U.S. employees. Company contributions are discretionary with respect to the plan. Employee benefits are based on amounts accumulated from contributions and investment gains or losses. The Company has established a defined contribution plan for substantially all U.K. employees. Total retirement plan expenses for 2000, 1999 and 1998 were approximately $2,375,000, $1,736,000, and $1,229,000, respectively.

    DIRECTORS RETIREMENT PLAN: The Company maintains an unfunded retirement plan for nonemployee directors of the Company. Benefits will not accrue for periods in excess of 10 years of service and are payable when the Plan's requirements are satisfied. In August 1999, an Amended Outside Director Compensation, Stock Option and Retirement Plan (Outside Director Plan) was approved by the shareholders. No additional benefits will be earned under the Plan after fiscal year 2000. The estimated liability at March 31, 2000 and March 31, 1999 was $454,000 and $345,000, respectively, and is included in the balance sheet caption Other Liabilities and Accrued Expenses.

    SAVINGS AND INVESTMENT PLAN: The Company has a savings and investment plan for substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan up to 12% of their salary. Matching Company contributions are discretionary with respect to the plan. During 2000, 1999 and 1998, the Company matched 50% of each employee's contribution up to 4% of their salary.

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

8. BENEFIT PLANS (CONTINUED)
Company contributions charged to expense in 2000, 1999 and 1998, were approximately $300,000, $218,000, and $260,000, respectively.

    INCENTIVE BONUS PLAN: The Company has established a bonus plan payable to selected employees based on pre-established operating income goals approved by the Board of Directors. Total bonus plan expenses for 2000, 1999 and 1998 were approximately $0, $0, and $116,000, respectively.

    VEBA TRUST:  The Company has a voluntary employees' beneficiary association
(VEBA), which funds certain employee welfare plan benefits. The Company is obligated to fund a trust as needed to provide for actual claims and trust expenses incurred. Total VEBA expenses for 2000, 1999 and 1998 were approximately $1,710,000, $1,034,000, and $1,163,000, respectively.

9. SPECIFIED FINANCIAL INFORMATION

    As a result of the change in the Company's year end in 1999, the following comparative information is presented for the years ending March 31, 2000 and March 31, 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                           2000        1999
                                                         --------   -----------
                                                                    (UNAUDITED)
Sales..................................................  $141,891     $145,974
Gross profit...........................................    58,541       59,538
Income tax benefit.....................................    (2,316)      (3,907)
Continuing operations:
  Net Loss.............................................    (4,098)      (5,188)
  Basic and Diluted loss per share.....................     (0.50)       (0.63)

    Since the per share amounts for 2000 and 1999 are antidilutive, the diluted per share amounts equal the basic per share amounts.

10. DISCONTINUED OPERATIONS

    On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash. A net of tax gain of approximately $11,031,000 (approximately $1.34 per share) was recorded. The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt (SEE NOTE 2).

    The results of operations for the OTM Division have been classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. The consolidated balance sheet at March 31, 1999 has been segregated to reflect the OTM Division as discontinued operations. The consolidated statements of cash flows and consolidated statements of shareholders' equity include the

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

10. DISCONTINUED OPERATIONS (CONTINUED)
OTM Division through the date of divestiture. Selected results of operations for the OTM Division follows (IN THOUSANDS):

                                                  YEAR      NINE MONTHS     YEAR
                                                  ENDED        ENDED       ENDED
                                                MARCH 31,    MARCH 31,    JUNE 30,
                                                  2000         1999         1998
                                                ---------   -----------   --------
Sales.........................................   $8,335       $23,358     $39,178
Income tax expense (benefit)..................    7,184            (6)      1,744
Income (loss) from discontinued operations....      326          (446)      2,141
Net gain on sale of OTM Division..............   11,031            --          --

11. ACQUISITIONS

MARCONI INSTRUMENTS

    On February 6, 1998, IFR acquired for cash all of the issued and outstanding capital stock of Marconi Instruments Limited, Hertfordshire, U.K. (Marconi). The purchase price for Marconi was approximately $109,000,000, paid in cash funded primarily by debt (SEE NOTE 2). The acquired business is engaged in the design, manufacture, distribution and sale of test and measurement equipment for the telecommunications and electronics industries.

    The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the effective date of acquisition. The purchase price, as adjusted during fiscal 1999, has been allocated to the assets and liabilities based on their estimated fair values at the date of acquisition as follows (IN THOUSANDS):

Purchase price per agreement................................  $106,939
Direct acquisition costs....................................     2,459
                                                              --------
Total purchase price........................................  $109,398
                                                              ========

Total current assets........................................  $ 61,737
Property and equipment--net.................................    20,850
Developed technology (amortized over 20 years)..............    18,800
Goodwill (amortized over 30 years)..........................    22,297
Other intangible assets (amortized over 1-20 years).........    14,766
Acquired research and development...........................    15,700
                                                              --------
  Total assets..............................................   154,150

Total current liabilities assumed...........................   (32,181)

Deferred income taxes.......................................   (12,571)
                                                              --------
Total net assets............................................  $109,398
                                                              ========

                               IFR SYSTEMS, INC.

                                 MARCH 31, 2000

11. ACQUISITIONS (CONTINUED)
    The amounts allocated to acquired research and development were determined through established valuation techniques. Since technological feasibility had not been established and no future alternative uses existed, these amounts were expensed upon acquisition.

    Restructuring liabilities related to the Marconi acquisition of approximately $7,700,000 were recorded in connection with the acquisition for severance and related costs associated with the shutdown of certain acquired facilities. Payments of $6,830,000 have been charged against the liability through March 31, 2000. In addition, the original estimate of the liability was reduced in fiscal 2000 by $796,000 primarily due to the execution of a long-term sublease of the Fort Worth Texas facility to a third party. The impact of the reversal resulted in a reduction of goodwill of $616,000, net of tax of $180,000. The remaining balance of $121,000 covers remaining costs under the lease and miscellaneous severance payments.

YORK SENSORS

    On December 22, 1997, the Company acquired York Sensors Ltd. in Hampshire, U.K. The acquired business was involved in the design and manufacture of distributed temperature sensing (DTS) equipment based on optical time domain reflectometer (OTDR) technology for the electric utility, oil exploration and other industries.

    The Company acquired assets of approximately $930,000 and assumed liabilities of approximately $1,902,000 for a nominal purchase price. This resulted in goodwill of approximately $972,000 which was being amortized over 10 years. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets and liabilities based on their estimated fair values at the date of acquisition. York Sensors is part of the Optical Test and Measurement (OTM) Division which has been segregated and classified as discontinued operations.

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

                                                                YEAR ENDED
                                                              JUNE 30, 1998
                                                              --------------
                                                              (IN THOUSANDS,
                                                                EXCEPT PER
                                                               SHARE DATA)
Sales.......................................................      $174,688
Income from continuing operations...........................      $  4,916
Income from continuing operations per common share..........      $   0.60
Income from continuing operations per share assuming
  dilution..................................................      $   0.56

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                         QUARTERS ENDED
                                                          ---------------------------------------------
                                                          JUN. 30,    SEP. 30,    DEC. 31,    MAR. 31,
FISCAL 2000                                                 1999        1999        2000        2000
-----------                                               ---------   ---------   ---------   ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales from continuing operations........................   $33,991     $34,705     $35,265     $37,930
Sales from discontinued operations......................     8,335          --          --          --
Gross profit from continuing operations.................    14,930      13,751      13,393      16,467
Income (loss) from:
  Continuing operations.................................    (1,101)       (993)     (2,632)        628
  Discontinued operations...............................       326      10,134          --         897
Net income (loss).......................................      (775)      9,141      (2,632)      1,525

Earnings (loss) per share--basic:
  Continuing operations.................................   $ (0.13)    $ (0.12)    $ (0.32)    $  0.08
  Discontinued operations...............................      0.04        1.23          --        0.11
  Net income............................................     (0.09)       1.11       (0.32)       0.19

Earnings (loss) per share--diluted:
  Continuing operations.................................   $ (0.13)    $ (0.12)    $ (0.32)    $  0.07
  Discontinued operations...............................      0.04        1.23          --        0.11
  Net income............................................     (0.09)       1.11       (0.32)       0.18

Average common shares outstanding.......................     8,223       8,231       8,236       8,240
Dilutive common shares outstanding......................     8,223       8,231       8,236       8,481

    Amounts differ from previously reported amounts since the results of the OTM Division have been reflected as discontinued operations (see NOTE 10).

    The effect of stock options for the first, second, and third quarters in fiscal year 2000 is antidilutive because of the net loss. In these cases, the diluted per share amounts equal the basic per share amounts.

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                           QUARTERS ENDED
                                                           ----------------------------------------------
                                                           SEPT. 30,    DEC. 31,    MAR. 31,    JUN. 30,
FISCAL 1999                                                   1998        1998        1999        1999
-----------                                                ----------   ---------   ---------   ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales from continuing operations.........................   $33,157      $36,072     $36,930       N/A
Sales from discontinued operations.......................     7,743        8,046       7,569       N/A
Gross profit from continuing operations..................    15,005       15,773      16,523       N/A
Income (loss) from:
  Continuing operations..................................    (1,549)        (534)        (66)      N/A
  Discontinued operations................................       (91)         133        (488)      N/A
Net income (loss)........................................    (1,640)        (401)       (554)      N/A

Earnings (loss) per share--basic:
  Continuing operations..................................   $ (0.19)     $ (0.07)    $ (0.01)      N/A
  Discontinued operations................................     (0.01)        0.02       (0.06)      N/A
  Net income.............................................     (0.20)       (0.05)      (0.07)      N/A

Earnings (loss) per share--diluted:
  Continuing operations..................................   $ (0.19)     $ (0.07)    $ (0.01)      N/A
  Discontinued operations................................     (0.01)        0.02       (0.06)      N/A
  Net income.............................................     (0.20)       (0.05)      (0.07)      N/A

Average common shares outstanding........................     8,205        8,208       8,208       N/A
Dilutive common shares outstanding.......................     8,205        8,208       8,208       N/A

    Amounts differ from previously reported amounts since the results of the OTM Division have been reflected as discontinued operations (see NOTE 10).

    The effect of stock options for fiscal year 1999 is antidilutive because of the net loss. In these cases, the diluted per share amounts equal the basic per share amounts.

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                          QUARTERS ENDED
                                                          ----------------------------------------------
                                                          SEPT. 30,    DEC. 31,    MAR. 31,    JUN. 30,
FISCAL 1998                                                  1997        1997        1998        1998
-----------                                               ----------   ---------   ---------   ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales from continuing operations........................   $15,692      $17,230     $36,154     $39,815
Sales from discontinued operations......................     9,829       10,309       9,624       9,416
Gross profit from continuing operations.................     6,178        7,275       9,944      12,237
Income (loss) from:
  Continuing operations.................................     1,013        1,386     (17,438)     (3,039)
  Discontinued operations...............................       862          905         454         (80)
Net income (loss).......................................     1,875        2,291     (16,984)     (3,119)

Earnings (loss) per share--basic:
  Continuing operations.................................   $  0.12      $  0.17     $ (2.13)    $ (0.37)
  Discontinued operations...............................      0.11         0.11        0.05       (0.01)
  Net income............................................      0.23         0.28       (2.08)      (0.38)

Earnings (loss) per share--diluted:
  Continuing operations.................................   $  0.12      $  0.16     $ (2.13)    $ (0.37)
  Discontinued operations...............................      0.10         0.10        0.05       (0.01)
  Net income............................................      0.22         0.26       (2.08)      (0.38)

Average common shares outstanding.......................     8,168        8,228       8,173       8,196
Dilutive common shares outstanding......................     8,562        8,711       8,173       8,196

    Amounts differ from previously reported amounts since the results of the OTM Division have been reflected as discontinued operations (see NOTE 10).

    The quarter ending March 31, 1998 reflects acquisition-related charges of $15,700,000 for the write-off of in-process research and development and $4,738,000 before taxes for inventory related charges included in cost of goods sold.

    The quarter ending June 30, 1998 includes an additional write-off of $7,106,000 before taxes for acquisition-related inventory.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 concerning directors of IFR is incorporated herein by reference from "Election of Directors" contained in IFR's Proxy Statement for its August 25, 2000 annual meeting of shareholders (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference from "Election of Directors" and "Compensation of Directors", "Executive Compensation", and "Compensation Committee Report on Executive Compensation" contained in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference from "Outstanding Shares" and "Election of Directors" contained in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference from "Certain Relationships" contained in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements--See Index to Financial Statements at Item 8 of this report.

    (a)(2)  Financial Statement Schedule
          The following financial statement schedule of IFR is included in this report in response to Item 14(d):
          Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the instructions or are inapplicable, and therefore have been omitted.

    (a)(3)  See Exhibit Index

    (b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 2000:

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION OF EXHIBIT
---------------------   ----------------------
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

        10.2            Stock Purchase Agreement, dated as of June 28, 1999, between
                          GN Nettest A/S, GN Nettest (New York)Inc, and GN Great
                          Britain Limited and IFR Systems, Inc. (Exhibit 1 to Form
                          8-K, dated July 8, 1999, previously filed by Registrant).*

        10.4            Termination Agreement between the Company and Jeffrey A.
                          Bloomer (Exhibit 10.0 to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended March 31, 1998, previously filed by Registrant).*

        10.5            Termination Agreement between the Company and Dennis H.
                          Coley

     EXHIBIT NO.        DESCRIPTION OF EXHIBIT
---------------------   ----------------------
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

        10.11           IFR Systems, Inc., Outside Director Compensation, Stock
                          Option, and Retirement Plan (Exhibit 10.11 to the
                          Company's Annual Report on Form 10-K for the year ended
                          March 31, 2000, File No. 0-14224, previously filed by
                          Registrant).*

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

        10.21           Amendment No. 1 to Credit Agreement, dated as of November 3,
                          1998, among IFR Systems, Inc., The First National Bank of
                          Chicago, and various lenders. (Exhibit 10.0 to the
                          Company's Quarterly Report on Form 10-Q for the quarter
                          ended September 30, 1998, previously filed by
                          Registrant).*

     EXHIBIT NO.        DESCRIPTION OF EXHIBIT
---------------------   ----------------------
        10.22           Amendment No. 2 to Credit Agreement, dated as of March 31,
                          1999, among IFR Systems, Inc., The First National Bank of
                          Chicago, and various lenders. (Exhibit 10.24 to the
                          Company's Quarterly Report on Form 10-Q for the quarter
                          ended June 30, 1999, previously filed by Registrant).*

        10.23           Amendment No. 3 to Credit Agreement, dated as of June 28,
                          1999, among IFR Systems, Inc., The First National Bank of
                          Chicago, and various lenders. (Exhibit 10.24 to the
                          Company's Quarterly Report on Form 10-Q for the quarter
                          ended December 31, 1999, previously filed by Registrant).*

        10.24           Amendment No. 4 to Credit Agreement, dated as of
                          October 15, 1999, among IFR Systems, Inc., The First
                          National Bank of Chicago, and various lenders.

        10.25           Amendment No. 5 to Credit Agreement, dated as of June 15,
                          2000, among IFR Systems, Inc., The First National Bank of
                          Chicago, and various lenders.

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

                                                       IFR SYSTEMS, INC.

June 28, 2000                                          By            /s/ JEFFREY A. BLOOMER
                                                           ------------------------------------------
                                                                       Jeffrey A. Bloomer
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    DATE                       TITLE                                     SIGNATURE
    ----                       -----                                     ---------
June 28, 2000  Chairman of the Board of Directors                 /s/ ALFRED H. HUNT, III
               And Chief Technology Officer                --------------------------------------
                                                                    Alfred H. Hunt, III

June 28, 2000  President and Chief Executive Officer               /s/ JEFFREY A. BLOOMER
               (Principal Executive Officer)               --------------------------------------
               Director                                              Jeffrey A. Bloomer

June 28, 2000  Director                                         /s/ WILTON W. COGSWELL, III
                                                           --------------------------------------
                                                                  Wilton W. Cogswell, III

June 28, 2000  Director                                              /s/ DONALD L. GRAF
                                                           --------------------------------------
                                                                       Donald L. Graf

June 28, 2000  Director                                              /s/ JOHN V. GROSE
                                                           --------------------------------------
                                                                       John V. Grose

June 28, 2000  Director                                              /s/ OSCAR L. TANG
                                                           --------------------------------------
                                                                       Oscar L. Tang

June 28, 2000  Director                                          /s/ RALPH R. WHITNEY, JR.
                                                           --------------------------------------
                                                                   Ralph R. Whitney, Jr.

June 28, 2000  Treasurer And Chief Financial Officer                /s/ DENNIS H. COLEY
               (Principal Accounting Officer)              --------------------------------------
                                                                      Dennis H. Coley

                                IFR SYSTEMS, INC

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

           COL. A                   COL. B                         COL C.                      COL. D        COL. E
----------------------------  -------------------   -------------------------------------   ------------   -----------
                                                                  ADDITIONS
                                                    -------------------------------------
                                  BALANCE AT        CHARGED TO COSTS    CHARGED TO OTHER    DEDUCTIONS--   BALANCE AT
DESCRIPTION                   BEGINNING OF PERIOD     AND EXPENSES     ACCOUNTS--DESCRIBE   DESCRIBE(1)    END OF YEAR
----------------------------  -------------------   ----------------   ------------------   ------------   -----------
Year ended March 31,2000:
  Allowance for doubtful
    accounts (deducted in
    balance sheet from
    accounts receivable)....        730,767              91,000                   --          222,123        599,644

Year ended March 31,1999:
  Allowance for doubtful
    accounts (deducted in
    balance sheet from
    accounts receivable)....        773,173             122,000                   --          164,406        730,767

Year ended June 30,1998:
  Allowance for doubtful
    accounts (deducted in
    balance sheet from
    accounts receivable)....        368,773             180,000              303,000           78,600        773,173

Note 1: Uncollectible accounts receivable charged off, less recoveries and Discontinued Operations of OTM Division.