Form 10-Q
period 2000-06-30
IFR SYSTEMS INC
filed 2000-08-10
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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


     There were 8,248,903 shares of common stock, par value $.01 per share, of the Registrant outstanding as of July 18, 2000.

                                IFR SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                               PAGE
PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at June 30,
               2000 and March 31, 2000                                           3

               Condensed Consolidated Statements of Operations for the three
               months ended June 30, 2000 and 1999                               5

               Condensed Consolidated Statements of Cash Flow for the
               three months ended June 30, 2000 and 1999                         6

               Notes to Condensed Consolidated Financial Statements              7

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              10

Item 3. Quantitative and Qualitative Disclosures about Market Risk              12


PART II -- OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                                        13


SIGNATURES                                                                      14

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               IFR SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 JUNE 30,       MARCH 31,
                                                                   2000           2000
                                                                -----------     --------
                                                                (UNAUDITED)       (NOTE)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                   $  2,715       $  3,169
     Accounts receivable, less $551 and $600
       allowance for doubtful accounts, respectively               29,017         29,267
     Inventories
          Finished products                                        12,741         13,278
          Work in process                                           9,320          9,174
          Materials                                                14,050         14,537
                                                                 --------       --------
                                                                   36,111         36,989
     Prepaid expenses and sundry                                    4,158          4,301
     Deferred income taxes                                          2,242          2,248
                                                                 --------       --------
TOTAL CURRENT ASSETS                                               74,243         75,974

PROPERTY AND EQUIPMENT:
     Property and equipment                                        38,709         39,172
     Allowances for depreciation                                  (18,793)       (17,976)
                                                                 --------       --------
                                                                   19,916         21,196

PROPERTY UNDER CAPITAL LEASE:
     Building and machinery                                         5,201          5,201
     Allowances for depreciation                                   (2,527)        (2,414)
                                                                 --------       --------
                                                                    2,674          2,787

OTHER ASSETS:
     Cost in excess of net assets acquired, less
       amortization of $1,742 and $1,556, respectively             19,939         20,125
     Developed technology, less amortization
       of $2,262 and $2,028, respectively                          16,538         16,772
     Other intangibles, less amortization of $2,659
       and $2,446, respectively                                    12,107         12,320
     Other                                                          2,658          1,972
                                                                 --------       --------
                                                                   51,242         51,189
                                                                 --------       --------
TOTAL ASSETS                                                     $148,075       $151,146
                                                                 ========       ========

Note: The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               IFR SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 JUNE 30,       MARCH 31,
                                                                   2000           2000
                                                                -----------     --------
                                                                (UNAUDITED)       (NOTE)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term bank borrowings                                  $ 19,200       $ 15,700
     Accounts payable                                               9,723         12,493
     Accrued compensation and payroll taxes                         4,160          4,262
     Other liabilities and accrued expenses                         5,528          6,355
     Federal and state income taxes and local taxes                 2,074          1,800
     Current maturity of capital lease obligations                    190            190
     Current maturity of long-term debt                             5,500          5,250
                                                                 --------       --------
TOTAL CURRENT LIABILITIES                                          46,375         46,050

CAPITAL LEASE OBLIGATIONS                                           3,200          3,248

LONG-TERM DEBT                                                     54,760         56,135

DEFERRED INCOME TAXES                                              10,757         10,895

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value -- authorized
       1,000,000 shares, none issued                                   --             --
     Common stock, $.01 par value -- authorized
       50,000,000 shares, issued 9,266,250 shares                      93             93
     Additional paid-in capital                                     7,289          7,330
     Cost of common stock in treasury -- 1,017,347
       and 1,025,722 shares, respectively                          (8,288)        (8,357)
     Accumulated other comprehensive income (loss)                 (4,417)        (2,072)
     Retained earnings                                             38,306         37,824
                                                                 --------       --------
                                                                   32,983         34,818
                                                                 --------       --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $148,075       $151,146
                                                                 ========       ========

See notes to condensed consolidated financial statements.

                               IFR SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                 -----------------------
                                                                   2000           1999
SALES                                                            $ 34,549       $ 33,991
COST OF PRODUCTS SOLD                                              20,017         19,061
                                                                 --------       --------
GROSS PROFIT                                                       14,532         14,930

OPERATING EXPENSES:
     Selling                                                        6,037          6,186
     Administrative                                                 3,279          3,711
     Engineering                                                    3,439          4,275
                                                                 --------       --------
                                                                   12,755         14,172
                                                                 --------       --------
OPERATING INCOME                                                    1,777            758

OTHER INCOME (EXPENSE):
     Interest income                                                   53            113
     Interest expense                                              (2,013)        (2,609)
     Other, net                                                       881           (108)
                                                                 --------       --------
                                                                   (1,079)        (2,604)
                                                                 --------       --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                 698         (1,846)

INCOME TAX EXPENSE (BENEFIT)                                          216           (745)
                                                                 --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                              482         (1,101)

INCOME FROM DISCONTINUED OPERATIONS
  LESS APPLICABLE INCOME TAXES                                         --            326
                                                                 --------       --------

NET INCOME (LOSS)                                                $    482       $   (775)
                                                                 ========       ========

EARNINGS (LOSS) PER SHARE -- BASIC:
     Income (loss) from continuing operations                    $   0.06       $  (0.13)
     Income (loss) from discontinued operations                        --           0.04
                                                                 --------       --------
     Net income (loss)                                           $   0.06       $  (0.09)
                                                                 ========       ========

EARNINGS (LOSS) PER SHARE -- DILUTED:
     Income (loss) from continuing operations                    $   0.06       $  (0.13)
     Income (loss) from discontinued operations                        --           0.04
                                                                 --------       --------
     Net income (loss)                                           $   0.06       $  (0.09)
                                                                 ========       ========

AVERAGE COMMON SHARES OUTSTANDING                                   8,244          8,223
                                                                 ========       ========

DILUTIVE COMMON SHARES OUTSTANDING                                  8,351          8,223
                                                                 ========       ========

See notes to condensed consolidated financial statements.

                               IFR SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                   2000           1999
                                                                 -------        -------
OPERATING ACTIVITIES
  Net income (loss)                                              $    482       $   (775)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation of property and equipment                         1,059          1,392
     Amortization of intangibles                                      633            766
     Amortization of loan origination fees                            151             --
     Gain on sale of discontinued operations                           --             --
     Deferred income taxes                                           (132)           (428)
     Changes in operating assets and liabilities:
       Accounts receivable                                            250            (723)
       Inventories                                                    878              61
       Other current assets                                           143            (179)
       Accounts payable and accrued liabilities                    (3,590)           (224)
       Other current liabilities                                      165           1,118
                                                                 --------       ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                            39           1,008
INVESTING ACTIVITIES
  Purchases of property and equipment                                (372)           (874)
  Proceeds from sale of equipment                                      56              17
  Sundry                                                             (837)           (210)
                                                                 --------       ---------
  NET CASH USED IN INVESTING ACTIVITIES                            (1,153)         (1,067)
FINANCING ACTIVITIES
  Principal payments on capital lease obligations                     (48)            (47)
  Principal payments on long-term debt                             (1,125)           (875)
  Principal payments on short-term bank borrowings                (13,000)         (1,100)
  Proceeds from short-term bank borrowings                         16,500           2,500
  Proceeds from exercise of common stock options                       28              (1)
                                                                 --------       ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,355             477
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (1,695)           (962)
                                                                 --------       ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                (454)           (544)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    3,169           5,806
                                                                 --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  2,715       $   4,542
                                                                 ========       =========



See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

     The Company operates in one business segment, electronic test and measurement (ETM).

NOTE 2 -- BANK BORROWINGS

     In June 2000, the Company entered into an amendment of its Credit Agreement with the bank syndication (the "Agreement"). Both of the term loans are payable in quarterly installments of principal pursuant to a schedule contained in the Agreement which calls for such payments to increase over the term of the loan. Term Loan A and Term Loan B are due June 30, 2002. Under certain conditions the Company has the ability to extend the term to June 30, 2003. Under the terms of the Agreement, borrowings bear interest at a spread over LIBOR based on certain financial criteria. The interest rate on the outstanding portion of the lines of credit was 3.25% over LIBOR at June 30, 2000. As of June 30, 2000, the Company has available unused lines of credit aggregating $3,800,000.

NOTE 3 -- DISCONTINUED OPERATIONS

     On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash. A net of tax gain of approximately $11,031,000 (approximately $1.34 per share) was recorded in the quarter ending September 30, 1999. The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt.

     The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. Selected results of operations for the OTM Division follows: (IN THOUSANDS):

                                                               Three Months
                                                              Ended June 30,
                                                                   1999
--------------------------------------------------------------------------------
Sales                                                            $8,335
Income tax expense                                                  310
Income (loss) from discontinued operations                          326

     The consolidated statements of cash flows for 1999 include the OTM
Division.

NOTE 4 - COMPREHENSIVE INCOME

     Total comprehensive loss was $1,863,000 and $2,206,000 for the three months ended June 30, 2000 and 1999, respectively. The difference between the total comprehensive loss and net income (loss) is due to foreign currency translation adjustments.

NOTE 5 - EARNINGS PER SHARE DATA

     The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                     THREE MONTHS ENDED JUNE 30,
                                                              2000      1999
--------------------------------------------------------------------------------
NUMERATOR
     Income (loss) from continuing operations
       available to common shareholders                     $  482    $(1,101)
                                                            =================

DENOMINATORS
     Basic earnings (loss) per share:
          Weighted-average common shares
            outstanding                                      8,244      8,223
                                                            =================
          Basic earnings (loss) per share from
            continuing operations                           $ 0.06    $ (0.13)
                                                            =================

     Diluted earnings (loss) per share:
          Weighted-average common shares
            outstanding                                      8,244      8,223
          Effect of stock options                              107          1
                                                            -----------------
          Weighted-average common shares
            outstanding - diluted                            8,351      8,224
                                                            =================
          Diluted earnings (loss) per share from
            continuing operations                           $ 0.06    $ (0.13)
                                                            =================

     Note - Because the effect of stock options for the FY00 interim period is antidilutive, diluted per share amounts are equal to the basic per share amounts.

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

     Factors that could cause actual results to differ from expectations include: (1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors, (2) fluctuations in the global economy and various foreign countries, (3) demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations,
(8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices, (12) currency fluctuations, (13) inventory risks due to changes in market demand or the Company's business strategies, (14) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, (15) inability to realize anticipated efficiencies and savings from the Company's acquisition of Marconi Instruments, Limited and (16) other risks described herein.

DISCONTINUED OPERATIONS

     On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash. A net of tax gain of approximately $11,031,000 (approximately $1.34 per share) was recorded in the quarter ending September 30, 1999. The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt.

     The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. The consolidated statements of cash flows include the OTM Division.

RESULTS OF OPERATIONS

     Sales for the first quarter ended June 30, 2000 were $34,549,000 compared to $33,991,000 in the first quarter of the prior year. This represents an increase of 1.6% or $558,000 due to higher sales of communication test instruments to government and commercial customers offset by lower sales of analyzers and avionics products.

     Gross margins decreased to 42.1% for the current year quarter as compared to 43.9% in the previous year quarter. The decrease of 1.8% is due to an unfavorable product mix.

     Operating expenses decreased 4.8% to 36.9% of sales for the current quarter. Administrative expenses decreased 1.5%, engineering expenses decreased 2.6% and selling expenses decreased 0.7% as a percentage of sales. Operating expenses in general decreased as a percent of sales because of the implementation of cost reductions in the prior year.

     Other expenses decreased $1,525,000 compared to the prior year quarter due to the reduced interest expense and gains from foreign currency transactions and a fixed asset sale.

     The estimated effective income tax rate was approximately 30.9% for the current period and 40.4% for the previous year period. The decrease represents the impact of the foreign subsidiaries and their related tax rates.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company maintains an adequate financial position with working capital of $27,688,000 at June 30, 2000. The Company generated cash from operations of $39,000 for the three months period ended June 30, 2000 compared to $1,008,000 for the previous year quarter. The decrease in cash provided from operations was due to a decrease in net working capital.

     Cash used in investing activities was $1,153,000 for the current quarter compared to $1,067,000 in the previous year quarter. The primary component of cash used is the payment of loan origination costs for the amendment to the credit agreement.

     Cash flows provided by financing activities was $2,355,000 and $477,000 for the three months period ended June 30, 2000 and 1999, respectively. The increase in funds provided was due primarily to the proceeds of short-term borrowings offset by normal long-term debt principal payments.

     No cash dividends were paid in fiscal year 2000 and no cash dividends are anticipated to be paid in fiscal year 2001. Restrictive payment covenants in the amended debt Agreement allow for cash dividends to be paid only when certain leverage ratios are obtained.

     On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset the dilution of stock option exercises and as a utilization of the anticipated excess cash flow during the year. As of June 30, 2000, the Company had purchased an aggregate of 470,000 shares under the program. Restrictive covenants in the amended debt Agreement limit the amount of capital stock allowed to be purchased.

     At June 30, 2000, $19,200,000 was outstanding under the lines of credit.

     In June 2000 the Company completed an amendment to the Agreement which increased the interest rate by approximately 25 basis points effective June 15, 2000. In addition, the amendment provides for a reduction in the aggregate revolving loan commitment from $25,000,000 to $23,000,000.

     The Company anticipates that available lines of credit and funds generated from operations will be adequate to meet capital asset expenditures, debt payments, interest and working capital needs for the current fiscal year ending March 31, 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     The Company is exposed to interest rate risk primarily from its Credit Agreement (Agreement) in which floating rates are based upon the relationship between earnings before interest, depreciation and taxes (EBITDA) and total debt. To mitigate the impact of fluctuations in interest rates, the Company has entered into two interest rate swap contracts on $50,000,000 of the associated debt. The first contract is valued at $25,000,000 with a fixed rate of 5.76% and expires on March 31, 2001. The contract includes an option to extend until March 31, 2003. The second contract is valued at $25,000,000 with a fixed rate of 5.8% and expires on March 31, 2001. The contract includes an option to extend until March 31, 2003. Because of the Company's interest rate swap agreements a hypothetical 10% movement in interest rates would not have a material impact on net income.

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

OUTLOOK

FOCUS ON TECHNOLOGY. The Company created dedicated engineering and marketing customer response teams at the beginning of 2000. Each of the primary product groups - radio test sets, signal sources, signal analyzers, microwave analyzers and avionics now have the focus, resources and structure to add urgency to our product development efforts. The Company is now beginning to realize those benefits with accelerated development-to-delivery process and improved customer service.

     A primary focus within all of our teams is on advanced digital wireless test for the next generation of digital cellular systems or 3G systems. In addition our new test systems for new European and American digital public and private mobile radio systems are beginning to bear fruit in new products and increased sales.

     We will continue to strengthen our position in wireless signal generators and analyzers with enhanced analog and digital functions, and focus new resources on advanced digital test systems for R&D, production and service applications.

NEW PRODUCT INTRODUCTIONS. The Company announced a number of new products and new product enhancements during the quarter. The Company began shipments of the new 1900-5 enhanced protocol analysis test system for ANSI-136 digital cellular and PCS technologies. Selling for $64,995, this unit is a flagship for many top name cellular phone developers. IFR also announced the release of the CDMA auto station for cellular telephone manufacturing test systems. This system is a complete analysis test station for evaluation of CDMA handset performance for cellular phone manufacturers.

     Product enhancements introduced last quarter included a new Battery Test Suite for the 1900 series of radio test sets. This system allows mobile phone OEMs and cellular phone service providers using the TDMA standard to assess battery life in real-world environments. We also a launched a software upgrade for the 2398 spectrum analyzer that offers significant improvements in functionality for wireless infrastructure. The Company also introduced two new enhancements to the 6840 series microwave systems analyzer line.

     The Company is a global leader in the public mobile radio (PMR) market. The Company is continuing its involvement in Project 25, the PMR standard in the United States, and with the ramp-up of terrestrial trunked radio (TETRA), the PMR standard in Europe. During the quarter the Company developed an enhanced version of the 2968 TETRA radio test set. The Company sees a bright future for its products in this market.

     The Company does not expect sales of any one of these new products to be large enough to drive growth by itself. The Company's primary focus will be on advanced digital wireless test applications. The Company's objective is to dramatically broaden new communications product offerings to allow the Company to address more applications. The Company's new product development structure allows better feedback from existing customers and allows the Company to work directly with existing, new and potential customers to solve their specific test problems.

     The Company booked a modest amount of orders for these new products in the first quarter. The Company expects our new product bookings to represent an increasing share of total bookings in the quarters ahead. You can look for more product announcements throughout the fiscal year with the primary focus on advanced digital wireless test applications.


PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.0      Financial Data Schedule

     (b)  No Form 8-K was filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IFR SYSTEMS, INC.


Date: August 9, 2000                    /s/  Jeffrey A. Bloomer
--------------------                    ----------------------------------
                                        Jeffrey A. Bloomer,
                                        Director, President and
                                        Chief Executive Officer
                                        (Duly authorized officer)

Date: August 9, 2000                    /s/ Dennis H. Coley
--------------------                    ----------------------------------
                                        Dennis H. Coley,
                                        Chief Financial Officer
                                        and Treasurer
                                        (Principal financial and chief
                                        accounting officer)