Form 10-Q
period 2000-09-30
IFR SYSTEMS INC
filed 2000-11-13
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _______________

                         Commission file number 0-14224

                                IFR SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        48-1197645
-------------------------------                        -------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

                  10200 WEST YORK STREET, WICHITA, KANSAS 67215
              -----------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (316) 522-4981
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

     There were 8,271,009 shares of common stock, par value $.01 per share, of the Registrant outstanding as of October 17, 2000.

                                IFR SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                                             PAGE
Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 2000 and
               March 31, 2000                                                                3

               Condensed Consolidated Statements of Operations for the three and
               six months ended September 30, 2000 and 1999                                  5

               Condensed Consolidated Statements of Cash Flows for the three and
               six months ended September 30, 2000 and 1999                                  6

               Notes to Condensed Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                           9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                          13


PART II -- OTHER INFORMATION

Item 5.  Other Events                                                                       15

Item 6.  Exhibits and reports on Form 8-K                                                   15


SIGNATURES                                                                                  16

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           SEPTEMBER 30,      MARCH 31,
                                                                               2000             2000
                                                                           ------------       ---------
                                                                            (UNAUDITED)        (NOTE)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                              $      2,686       $    3,169
    Accounts receivable, less $501 and $600
        allowance for doubtful accounts, respectively                            30,758           29,267
    Inventories:
        Finished products                                                        12,400           13,278
        Work in process                                                           9,422            9,174
        Materials                                                                13,776           14,537
                                                                           ------------       ----------
                                                                                 35,598           36,989
    Prepaid expenses and sundry                                                   4,041            4,301
    Deferred income taxes                                                         2,226            2,248
                                                                           ------------       ----------
TOTAL CURRENT ASSETS                                                             75,309           75,974

PROPERTY AND EQUIPMENT:
    Property and equipment                                                       38,810           39,172
    Allowances for depreciation                                                 (19,695)         (17,976)
                                                                           ------------       ----------
                                                                                 19,115           21,196
PROPERTY UNDER CAPITAL LEASE:
    Building and machinery                                                        5,201            5,201
    Allowances for depreciation                                                  (2,640)          (2,414)
                                                                           ------------       ----------
                                                                                  2,561            2,787

OTHER ASSETS:
    Cost in excess of net assets acquired, less
        amortization of $1,928 and $1,556, respectively                          19,753           20,125
    Developed technology, less amortization
        of $2,496 and $2,028, respectively                                       16,304           16,772
    Other intangibles, less amortization of $2,872
        and $2,446, respectively                                                 11,894           12,320
    Other                                                                         2,536            1,972
                                                                           ------------       ----------
                                                                                 50,487           51,189
                                                                           ------------       ----------
TOTAL ASSETS                                                               $    147,472       $  151,146
                                                                           ============       ==========

Note: The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          SEPTEMBER 30,        MARCH 31,
                                                                               2000              2000
                                                                          -------------        ----------
                                                                           (UNAUDITED)          (NOTE)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term bank borrowings                                            $   20,900           $  15,700
    Accounts payable                                                           9,575              12,493
    Accrued compensation and payroll taxes                                     3,731               4,262
    Other liabilities and accrued expenses                                     5,833               6,355
    Federal and state income taxes and local taxes                             3,172               1,800
    Current maturity of capital lease obligations                                200                 190
    Current maturity of long-term debt                                         6,750               5,250
                                                                          ----------           ---------
TOTAL CURRENT LIABILITIES                                                     50,161              46,050

CAPITAL LEASE OBLIGATIONS                                                      3,140               3,248

LONG-TERM DEBT                                                                52,135              56,135

DEFERRED INCOME TAXES                                                         10,619              10,895


SHAREHOLDERS' EQUITY:
    Preferred stock,  $.01 par value--authorized
        1,000,000 shares, none issued                                              -                   -
    Common stock,  $.01 par value--authorized
        50,000,000 shares, issued 9,266,250 shares                                93                  93
    Additional paid-in capital                                                 7,199               7,330
    Cost of common stock in treasury--995,241
        and 1,025,722 shares, respectively                                    (8,108)             (8,357)
    Accumulated other comprehensive income (loss)                             (6,320)             (2,072)
    Retained earnings                                                         38,553              37,824
                                                                          ----------           ---------
                                                                              31,417              34,818
                                                                          ----------           ---------





TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  147,472           $ 151,146
                                                                          ==========           =========

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                   --------------------------------   ------------------------------
                                                        2000              1999             2000               1999
                                                   -------------     --------------   -------------      -----------
Sales                                                 $ 35,862          $ 34,705         $ 70,408          $ 68,696
COST OF PRODUCTS SOLD                                   20,555            20,954           40,569            40,015
                                                      --------          --------         --------          --------
GROSS PROFIT                                            15,307            13,751           29,839            28,681

OPERATING EXPENSES:
    Selling                                              5,642             5,749           11,679            11,935
    Administrative                                       2,935             3,182            5,581             6,260
    Engineering                                          3,754             3,963            7,193             8,238
    Intangibles                                            633               633            1,266             1,266
                                                      --------          --------         --------          --------
                                                        12,964            13,527           25,719            27,699
                                                      --------          --------         --------          --------
OPERATING INCOME                                         2,343               224            4,120               982

OTHER INCOME (EXPENSE):
    Interest income                                         20                55               73                72
    Interest expense                                    (2,045)           (1,814)          (4,058)           (4,327)
    Other, net                                              39               (18)             920              (126)
                                                      --------          --------         --------          --------
                                                        (1,986)           (1,777)          (3,065)           (4,381)
                                                      --------          --------         --------          --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                    357            (1,553)           1,055            (3,399)

INCOME TAX EXPENSE (BENEFIT)                               110              (560)             326            (1,305)
                                                      --------          --------         --------          --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   247              (993)             729            (2,094)

INCOME FROM DISCONTINUED OPERATIONS
    LESS APPLICABLE INCOME TAXES                             -            10,134                -            10,460
                                                      --------          --------         --------          --------
NET INCOME                                            $    247          $  9,141         $    729          $  8,366
                                                      ========          ========         ========          ========

EARNINGS (LOSS) PER SHARE - BASIC:
    Income (loss) from continuing operations          $   0.03          $  (0.12)        $   0.09          $  (0.25)
    Income from discontinued operations                      -              1.23                -              1.27
                                                      --------          --------         --------          --------
    Net income                                        $   0.03            $ 1.11         $   0.09          $   1.02
                                                      ========          ========         ========          ========

EARNINGS (LOSS) PER SHARE - DILUTED:
    Income (loss) from continuing operations          $   0.03          $  (0.12)        $   0.09          $  (0.25)
    Income from discontinued operations                      -              1.23                -              1.27
                                                      --------          --------         --------          --------
    Net income                                        $   0.03          $   1.11         $   0.09          $   1.02
                                                      ========          ========         ========          ========
AVERAGE COMMON SHARES OUTSTANDING                        8,256             8,231            8,250             8,227
                                                      ========          ========         ========          ========
DILUTIVE COMMON SHARES OUTSTANDING                       8,300             8,231            8,324             8,227
                                                      ========          ========         ========          ========

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                (IN THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 2000                1999
                                                              ----------          ----------
OPERATING ACTIVITIES
    Net income                                                $     729            $   8,366
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Depreciation of property and equipment                 2,090                2,531
           Amortization of intangibles                            1,266                1,399
           Amortization of loan origination fees                    373                  193
           Gain on sale of discontinued operations                    -              (17,207)
           Deferred income taxes                                   (254)                (340)
           Deferred compensation expense                              -                   44
           Changes in operating assets and liabilities:
               Accounts receivable                               (1,491)                 424
               Inventories                                        1,391                  316
               Other current assets                                 260                 (558)
               Accounts payable and accrued liabilities          (3,862)               4,707
               Other current liabilities                          1,263               (2,010)
                                                              ---------            ---------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           1,765               (2,135)

INVESTING ACTIVITIES
    Proceeds from sale of discontinued operations                     -               43,988
    Purchases of property and equipment                            (895)              (2,134)
    Proceeds from sale of equipment                                  57                   44
    Sundry                                                         (937)                (260)
                                                              ---------            ---------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (1,775)              41,638
FINANCING ACTIVITIES
    Principal payments on capital lease obligations                 (98)                 (94)
    Principal payments on long-term debt                         (2,500)             (33,740)
    Principal payments on short-term bank borrowings            (21,300)             (19,560)
    Proceeds from short-term bank borrowings                     26,500               14,060
    Proceeds from exercise of common stock options                  118                  164
                                                              ---------            ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           2,720              (39,170)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (3,193)                (474)
                                                              ---------            ---------
DECREASE IN CASH AND CASH EQUIVALENTS                              (483)                (141)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  3,169                5,086
                                                              ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   2,686            $   4,945
                                                              =========            =========

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

     The Company operates in one business segment, electronic test and measurement (ETM).

     NOTE 2 -- BANK BORROWINGS

     In June 2000, the Company entered into an amendment of its Credit Agreement with the bank syndication (the "Agreement"). Both of the term loans are payable in quarterly installments of principal pursuant to a schedule contained in the Agreement which calls for such payments to increase over the term of the loan. Term Loan A and Term Loan B are due June 30, 2002. Under certain conditions the Company has the ability to extend the term to June 30, 2003. Under the terms of the Agreement, borrowings bear interest at a spread over LIBOR based on certain financial criteria. The interest rate on the outstanding portion of the lines of credit was 3.25% over LIBOR at September 30, 2000. As of September 30, 2000, the Company has available unused lines of credit aggregating $2,100,000.

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

         The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. Selected results of operations for the OTM Division follows (IN THOUSANDS):

                                                Six Months
                                                   Ended
                                               September 30,
                                                    1999
------------------------------------------------------------
Sales                                             $8,335
Income tax expense                                   310
Income from discontinued operations                  326
Net gain on discontinued operations               10,134

     The consolidated statements of cash flows for 1999 include the OTM
Division.

NOTE 4 - COMPREHENSIVE INCOME

     The Company's total comprehensive income was as follows (in thousands):

                                                     Three Months Ended              Six Months Ended
                                                       September 30,                   September 30,
                                                    2000            1999            2000           1999
Net income                                       $       247     $    9,141    $       729    $     8,366
Other comprehensive income:
     Foreign currency translation                     (1,903)         2,506         (4,248)         1,075
                                                 -----------     ----------    -----------    -----------
Total comprehensive income (loss)                $    (1,656)    $   11,647    $    (3,519)   $     9,441
                                                 ===========     ==========    ===========    ===========

NOTE 5 - EARNINGS PER SHARE DATA

     The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                     IFR SYSTEMS, INC.
                                    Earnings Per Share
                         (in thousands, except per share amounts)

                                                             Three Months Ended           Six Months Ended
                                                                September 30,               September 30,
                                                              2000         1999          2000          1999
                                                              ----         ----          ----          ----
NUMERATOR
    Income (loss) from continuing operations
        available to common shareholders                     $   247     $  (993)       $  729     $ (2,094)
                                                             =======     ========       ======     =========
DENOMINATORS
    Basic earnings (loss) per share:
        Weighted-average common shares outstanding             8,256       8,231         8,250        8,227
        Basic earnings (loss) per share from                 =======     ========       ======     =========
           continuing operations                             $  0.03     $ (0.12)       $ 0.09     $  (0.25)
                                                             =======     ========       ======     =========
    Diluted earnings (loss) per share:
        Weighted-average common shares outstanding             8,256       8,231         8,250        8,227
        Effect of stock options                                   44          16            74            4
                                                             -------     --------       ------     ---------
        Diluted weighted-average shares outstanding            8,300       8,247         8,324        8,231
        Diluted earnings (loss) per share from               =======     ========       ======     =========
           continuing operations                             $  0.03     $ (0.12)       $ 0.09    $   (0.25)
                                                             =======     ========       ======     =========

Note   -  Since the effect of stock options for the three and six month periods ended September 30, 1999 is antidilutive, the face of the statements of operations reflects diluted per share amounts equal to the basic per share amounts.

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

      The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations. The consolidated statements of cash flows in 1999 include the OTM Division.

RESULTS OF OPERATIONS


                                  IFR SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF OPERTIONS--PERCENT OF SALES
                                     (UNAUDITED)


                                                         THREE MONTHS ENDED      INCREASE     SIX MONTHS            INCREASE
                                                           SEPTEMBER 30,        (DECREASE)   SEPTEMBER 30,         (DECREASE)
                                                      ------------------------           ----------------------
                                                         2000          1999                 2000          1999
                                                      ----------    ----------           ----------     --------
SALES                                                     100.0%        100.0%               100.0%       100.0%
COST OF PRODUCTS SOLD                                      57.3%         60.4%                57.6%        58.2%
                                                      ---------      --------             --------      -------
GROSS PROFIT                                               42.7%         39.6%    3.1%        42.4%        41.8%    0.6%

OPERATING EXPENSES:
    Selling                                                15.7%         16.6%   (0.9)%       16.6%        17.4%   (0.8)%
    Administrative                                          8.2%          9.2%   (1.0)%        7.9%         9.1%    1.2)%
    Engineering                                            10.5%         11.4%   (0.9)%      (10.2)        12.0%   (1.8)%
    Goodwill                                                1.8%          1.8%    0.0%         1.8%         1.8%    0.0%
                                                      ----------      --------  -------    --------     --------  -------
                                                           36.2%         39.0%   (2.8)%       36.5%        40.3%   (3.8)%
OPERATING INCOME                                            6.5%          0.6%    5.9%         5.9%         1.5%    4.4%

OTHER INCOME (EXPENSE):
    Interest income                                         0.1%          0.2%   (0.1%)        0.1%         0.1%    0.0%
    Interest expense                                       (5.7%)        (5.2%)  (0.5%)       (5.8%)       (6.3%)   0.5%
    Other, net                                              0.1%         (0.1%)   0.2%         1.3%        (0.2%)   1.5%
                                                       ---------      --------  ------     --------      -------   -----
                                                           (5.5%)        (5.1%)  (0.4%)      (4.4%)        (6.4%)   2.0%
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                     1.0%        (4.5%)    5.5%         1.5%        (4.9%)   6.4%

INCOME TAX EXPENSE (BENEFIT)                                0.3%        (1.6%)   (1.9%)        0.5%        (1.9%)  (2.4%)
                                                       ---------      --------  ------     --------      -------   -----
INCOME (LOSS) FROM CONTINUING OPERATIONS                    0.7%        (2.9%)    3.6%         1.0%        (3.0%)   4.0%

FY01 SECOND QUARTER COMPARED TO FY00 SECOND QUARTER

     Sales for the second quarter ended September 30, 2000 were $35,862,000 compared to $34,705,000 in the second quarter of the prior year. This represents an increase of 3.3% or $1,157,000 due to a 2.8% increase in sales of test instruments, primarily radio test sets and microwave test sets offset by lower sales to the government of frequency agile test sets and higher sales of automated test equipment, and solutions of 0.5% offset by lower sales of service.

     Gross margins increased to 42.7 % for the current year quarter as compared to 39.6% in the previous year quarter. The increase of 3.1% is due to a favorable product mix and the implementation of factory floor cost structure reductions in the prior year.

     Operating expenses for the second quarter ended September 30, 2000 were $12,964,000 compared to $13,527,000 in the second quarter of the prior year. This represents a decrease of 2.8% to 36.2% of sales for the current quarter from 39.0% in the second quarter of the prior year. Administrative expenses decreased 1.0%, engineering expenses decreased 0.9% and selling expenses decreased 0.9% as a percentage of sales. Goodwill amortization remained at $633,000 or 1.8% in both periods. Operating expenses in general decreased as a percent of sales because of the implementation of cost reductions in the prior year.

     Operating profits for the second quarter ended September 30, 2000 were $2,343,000 compared to $224,000 in the second quarter of the prior year. Operating income as a percent of sales increased to 6.5% for the current year quarter as compared to 0.6% in the previous year quarter. The improvement in operating profit of 5.9% is due to the increase in gross margin of 3.1% and the reduction in operating expenses of 2.8%.

     Other expenses for the second quarter ended September 30, 2000 were $1,986,000 compared to $1,777,000 in the second quarter of the prior year. Other expenses as a percent of sales increased to 5.5% for the current year quarter as compared to 5.1% in the previous year quarter. The increase in other expenses of 0.4% is due to the increase in interest expense of 0.6% offset by foreign currency exchange gains of 0.2%.

     The estimated effective income tax rate was an expense of approximately 30.8% for the current period and a benefit of 36.1% for the previous year period. The continuing decrease in the effective rate represents the impact of the foreign subsidiaries tax strategies and their related tax rates. The increase in tax expense recognizes the profits of the Company of $357,000 for the second quarter ended September 30, 2000 compared to a loss of $1,553,000 in the second quarter of the prior year.

FY01 YEAR-TO-DATE COMPARED TO FY00 YEAR-TO-DATE

     Sales for the six months ended September 30, 2000 were $70,408,000 compared to $68,696,000 in the previous year. This represents an increase of 2.5% or $1,712,000 due to an increase in sales of test instruments of 2.4%, primarily radio test sets, microwave test sets and frequency agile test sets offset by lower sales of avionics test sets and increased sales of automated test equipment of 0.1%.

     Gross margins increased to 42.4% for the six months ended September 30, 2000 as compared to 41.8% in the previous year. The increase of 0.6% is due to a favorable product mix and the implementation of factory floor cost structure reductions in the prior year.

     Operating expenses for the six months ended September 30, 2000 were $25,719,000 compared to $27,699,000 in the prior year. This represents a decrease of 3.8% to 36.5% of sales for the six months from 40.3% in the prior year. Administrative expenses decreased 1.2%, engineering expenses decreased 1.8% and selling expenses decreased 0.8% as a percentage of sales. Goodwill amortization remained at $1,266,000 or 1.8% in both periods. Operating expenses in general decreased as a percent of sales because of the implementation of cost reductions in the prior year.

     Operating profits for the six months ended September 30, 2000 were $4,120,000 compared to $982,000 in the prior year. Operating income as a percent of sales increased to 5.9% the six months ended September 30, 2000 as compared to 1.5% in the previous year. The improvement in operating profit of 4.4% is due to the increase in gross margin of 0.6% and the reduction in operating expenses of 3.8% as a percentage of sales.

     Other expenses for the six months ended September 30, 2000 were $3,065,000 compared to $4,381,000 in the prior year. Other expenses as a percent of sales decreased to 4.4% for the six months ended September 30, 2000 as compared to 6.4% in the previous year. The decrease in other expenses of 2.0% is due to the increase in interest rates of approximately 100 basis points offset by lower average debt balances and by foreign currency exchange gains of 1.1%.

    The estimated effective income tax rate was an expense of approximately 30.9% for the six months ended September 30, 2000 and a benefit of 38.4% for the previous year. The decrease in the effective rate of 7.5% represents the impact of the foreign subsidiaries tax strategies and their related tax rates. The increase in tax expense recognizes the profits of the Company of $1,055,000 for the six months ended September 30, 2000 compared to a loss of $3,399,000 in the prior year.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company maintains an adequate financial position with working capital of $25,148,000 at September 30, 2000. The Company generated cash from operations of $1,765,000 for the six months period ended September 30, 2000 compared to cash used in operations of $2,135,000 for the previous year. The increase in cash provided from operations was due to an increase in operating profits after tax of $2,823,000 offset by an increase in net working capital.

     Cash used in investing activities was $1,775,000 for the six months period ended September 30, 2000 compared to cash provided by investing activities of $41,638,000 in the previous year. Excluding the proceeds from the sale of the OTM of $43,988,000, cash used in investing activities in the prior period was $2,350,000. The primary component of cash used is the payment of loan origination costs for amendment #5 to the credit agreement offset by reduced purchases of capital assets.

     Cash flows provided by financing activities was $2,720,000 for the six months period ended September 30, 2000 and cash flows used in financing activities of $39,170,000 in the previous year. The increase in funds provided was due primarily to the proceeds of short-term borrowings offset by normal long-term debt principal payments and the prior period paydown of debt with the proceeds from the OTM division sale.

     No cash dividends were paid in fiscal year 2000 and no cash dividends are anticipated to be paid in fiscal year 2001. Restrictive payment covenants in the amended debt agreement allow for cash dividends to be paid only when certain leverage ratios are obtained.

     On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset the dilution of stock option exercises and as a utilization of the anticipated excess cash flow during the year. As of September 30, 2000, the Company had purchased an aggregate of 470,000 shares under the program. Restrictive covenants in the amended debt Agreement limit the amount of capital stock allowed to be purchased.

     At September 30, 2000, $20,900,000 was outstanding under the lines of credit.

     In June 2000, the Company completed an amendment to the Agreement which increased the interest rate by approximately 25 basis points effective June 15, 2000. In addition, the amendment provides for a reduction in the aggregate revolving loan commitment from $25,000,000 to $23,000,000.

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

     The Company is exposed to interest rate risk primarily from its Credit Agreement ("the Agreement") in which floating rates are based upon the relationship between earnings before interest, depreciation and taxes (EBITDA) and total debt. To mitigate the impact of fluctuations in interest rates, the Company has entered into two interest rate swap contracts on $50,000,000 of the associated debt. The first contract with a notional amount of $25,000,000 has a fixed rate of 5.76% and expires on March 31, 2001. The contract includes at the option of the provider to extend the swap until March 31, 2003. The second contract with a notional amount of $25,000,000 has a fixed rate of 5.8% and expires on March 31, 2001. The contract also includes at the option of the provider to extend the swap until March 31, 2003. Because of the Company's interest rate swap agreements a hypothetical 10% movement in interest rates would not have a material impact on net income.

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

OUTLOOK

     CONTINUED FOCUS ON TECHNOLOGY. Earlier this year, the Company created dedicated engineering and marketing customer response teams. Each group - radio test sets, signal sources, signal analyzers, microwave analyzers and avionics has the resources and structure to concentrate our product development and marketing efforts. We are seeing improved results from this reorganization. We have accelerated our new technology initiatives as they relate to advanced digital wireless systems development. In addition, we have dramatically improved our involvement with these customer development groups. Through the marketing functions of these business units, we have conducted over 50 marketing/engineering related meetings with over 500 key decision-makers in targeted markets that IFR believes to be critical in our future success. The Company is realizing benefits from these efforts with accelerated development-to-delivery processes and improved customer service.

     A primary focus will continue to be on advanced digital wireless test for the next generation of digital cellular systems. In addition, our test systems for new European and American digital public and private mobile radio systems are beginning to gain momentum with the release of new products.

     We will continue to strengthen our position in wireless signal generators and analyzers with enhanced analog and digital functions, and focus new resources on advanced digital test systems for R&D, production and service applications.

     NEW PRODUCT INTRODUCTIONS. The Company announced a number of new products and new product enhancements during the quarter. We introduced the 2029 Digital I/Q modulator for wireless/cellular systems. This technology allows designers and manufacturing engineers the ability to upgrade existing analog signal generators to digital capabilities with minimal capital expenditures.

     The Company is a global leader in the Public Mobile Radio (PMR) market. The Company recently announced significant improvements in our 2968 TErrestrial Trunked RAdio (TETRA) test system. The enhanced 2968 Test Set is fully compliant with TIPv2 (TETRA Interoperability Profile version 2), which ensures future compatibility with the wide range of TETRA terminals now being developed. The Company launched the 2975 Digital PMR test set for testing the new P25 standard being deployed by a number of police and public safety operations. The Company sees a bright future for its products in this market.

     IFR also announced two enhancements to our 6800 microwave test systems. These include a Group Delay module that adds group delay measurements and frequency modulation for microwave test applications, and Guided Scalar Measurement software that allows the 6800 to be configured so that unskilled operators can simply and precisely perform complex or repetitive measurements.

     STRATEGIC ALLIANCES. IFR continues to look for strategic partners to leverage existing distribution channels and to add value for our customers. During the second quarter, IFR forged two new alliances with internationally renowned test equipment manufacturers.

     LeCroy, headquartered in Chestnut Ridge, N.Y, is a leading supplier of high performance digital oscilloscopes and test equipment. Under a newly created partnership, IFR will be the exclusive distributor for LeCroy's test and measurement products in Spain and Portugal. LeCroy will become a key distributor for IFR's test and measurement products in Italy and an exclusive distributor for IFR in Switzerland.

     IFR became the exclusive distributor for Hameg Instruments, headquartered in Frankfurt, Germany, for the United States and Canada. This arrangement allows Hameg to utilize IFR's distribution expertise in North America, and also complements IFR offerings with a line of reliable, cost-effective test equipment.

     The Company does not expect sales of any one of these new products to be large enough to drive growth by itself. The Company's primary focus will be on advanced digital wireless test applications. The Company's objective is to dramatically broaden new communications product offerings to allow the Company to address more applications. The Company's new product development structure allows the Company to work directly with existing and potential customers to solve their specific test problems by establishing immediate feedback models.

     The Company expects our new products to represent an increasing share of total sales in the quarters ahead. You can look for more product announcements throughout the fiscal year with the primary focus on advanced digital wireless test applications.

PART II -- OTHER INFORMATION


ITEM 5.    OTHER EVENTS

     At the Registrant's 2000 annual meeting of stockholders held on August 25, 2000 (the "Annual Meeting"), shareholders elected the two proposed nominees as Directors, approved the appointment of Ernst & Young LLP as independent auditors, and approved the 1992 Amended and Restated Nonqualified Option Plan (the "Option Plan"). Reference is hereby made to the definitive proxy statement for the Annual meeting filed by the Registrant, which is hereby incorporated by reference, for a description of the Option Plan and for information concerning the two persons elected Directors and the five persons whose terms have not expired as Directors.

     The following table sets information concerning the voting on each matter submitted for consideration at the Annual Meeting.


   Matter                                    For           Against      Withheld       Broker Non-Votes
   ------                                    ---           -------      --------       ----------------
   Election of Directors:
        Alfred H Hunt III                7,530,197        205,032           -
        Frederick R. Hume                7,503,146        232,083           -
   Approval of Appointment
        Of Auditors                      7,691,317         30,941        12,971                -
   Option Plan                           5,750,340      1,911,679        41,421              31,789



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.0   Financial Data Schedule

     (b)  No Form 8-K was filed during the quarter ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   IFR SYSTEMS, INC.


DATE: November 13, 2000            /s/   Jeffrey A. Bloomer
-----------                        -------------------------------------
                                         Jeffrey A. Bloomer,
                                         Director, President and
                                         Chief Executive Officer
                                         (Duly authorized officer)


DATE: November 13, 2000            /s/   Dennis H. Coley
-----------                        -------------------------------------
                                         Dennis H. Coley,
                                         Chief Financial Officer
                                         and Treasurer
                                         (Principal financial and chief
                                         accounting officer)