Form 10-Q
period 2000-12-31
IFR SYSTEMS INC
filed 2001-02-13
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

     There were 8,270,009 shares of common stock, par value $.01 per share, of the Registrant outstanding as of January 2, 2001.

                                IFR SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                                PAGE
Item 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at December 31,
           2000 and March 31, 2000                                               3

           Condensed Consolidated Statements of Operations for
           the three and nine months ended December 31, 2000 and 1999            5

           Condensed Consolidated Statements of Cash Flow for the
           nine months ended December 31, 2000 and 1999                          6

           Notes to Condensed Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  10

Item 3. Quantitative and Qualitative Disclosures about Market Risk              13

PART II -- OTHER INFORMATION

Item 5. Other Events                                                            15

Item 6. Exhibits and reports on Form 8-K                                        15

SIGNATURES                                                                      16

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             DECEMBER 31,    MARCH 31,
                                                                2000           2000
                                                             -----------     ---------
                                                             (UNAUDITED)      (NOTE)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $   5,586       $   3,169
    Accounts receivable, less $494 and $600
        allowance for doubtful accounts, respectively           29,246          29,267
    Inventories:
        Finished products                                       11,687          13,278
        Work in process                                         10,007           9,174
        Materials                                               14,974          14,537
                                                             ---------       ---------
                                                                36,668          36,989
    Prepaid expenses and sundry                                  3,974           4,301
    Deferred income taxes                                        2,237           2,248
                                                             ---------       ---------
TOTAL CURRENT ASSETS                                            77,711          75,974

PROPERTY AND EQUIPMENT:
    Property and equipment                                      39,556          39,172
    Allowances for depreciation                                (20,457)        (17,976)
                                                             ---------       ---------
                                                                19,099          21,196
PROPERTY UNDER CAPITAL LEASE:
    Building and machinery                                       5,201           5,201
    Allowances for depreciation                                 (2,752)         (2,414)
                                                             ---------       ---------
                                                                 2,449           2,787
OTHER ASSETS:
    Cost in excess of net assets acquired, less
        amortization of $2,114 and $1,556, respectively         19,567          20,125
    Developed technology, less amortization
        of $2,730 and $2,028, respectively                      16,070          16,772
    Other intangibles, less amortization of $3,085
        and $2,446, respectively                                11,681          12,320
    Other                                                        2,310           1,972
                                                             ---------       ---------
                                                                49,628          51,189
                                                             ---------       ---------
TOTAL ASSETS                                                 $ 148,887       $ 151,146
                                                             =========       =========

Note: The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        DECEMBER 31,     MARCH 31,
                                                           2000            2000
                                                        -----------     ---------
                                                        (UNAUDITED)       (NOTE)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term bank borrowings                          $  23,000       $  15,700
    Accounts payable                                        9,285          12,493
    Accrued compensation and payroll taxes                  4,137           4,262
    Other liabilities and accrued expenses                  5,763           6,355
    Federal and state income taxes and local taxes          3,029           1,800
    Current maturity of capital lease obligations             200             190
    Current maturity of long-term debt                      8,000           5,250
                                                        ---------       ---------
TOTAL CURRENT LIABILITIES                                  53,414          46,050

CAPITAL LEASE OBLIGATIONS                                   3,040           3,248

LONG-TERM DEBT                                             49,510          56,135

DEFERRED INCOME TAXES                                      10,481          10,895


SHAREHOLDERS' EQUITY:
    Preferred stock,  $.01 par value--authorized
        1,000,000 shares, none issued                          --              --
    Common stock,  $.01 par value--authorized
        50,000,000 shares, issued 9,266,250 shares             93              93
    Additional paid-in capital                              7,202           7,330
    Cost of common stock in treasury--996,241
        and 1,025,722 shares, respectively                 (8,116)         (8,357)
    Accumulated other comprehensive loss                   (5,464)         (2,072)
    Retained earnings                                      38,727          37,824
                                                        ---------       ---------
                                                           32,442          34,818
                                                        ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 148,887       $ 151,146
                                                        =========       =========

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         DECEMBER 31,                   DECEMBER 31,
                                                  -------------------------       -------------------------
                                                    2000            1999            2000             1999
                                                  ---------       ---------       ---------       ---------
SALES                                             $  34,512       $  35,265       $ 104,920       $ 103,961
COST OF PRODUCTS SOLD                                19,411          21,872          59,980          61,887
                                                  ---------       ---------       ---------       ---------
GROSS PROFIT                                         15,101          13,393          44,940          42,074

OPERATING EXPENSES:
    Selling                                           5,795           6,148          17,474          18,083
    Administrative                                    2,928           4,411           8,509          10,671
    Engineering                                       3,490           4,315          10,683          12,553
    Amortization of intangibles                         633             633           1,899           1,899
                                                  ---------       ---------       ---------       ---------
                                                     12,846          15,507          38,565          43,206
                                                  ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)                               2,255          (2,114)          6,375          (1,132)

OTHER INCOME (EXPENSE):
    Interest income                                      73              67             146             139
    Interest expense                                 (2,031)         (1,881)         (6,089)         (6,208)
    Other, net                                          (48)           (184)            872            (310)
                                                  ---------       ---------       ---------       ---------
                                                     (2,006)         (1,998)         (5,071)         (6,379)
                                                  ---------       ---------       ---------       ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                 249          (4,112)          1,304          (7,511)

INCOME TAX EXPENSE (BENEFIT)                             75          (1,480)            401          (2,785)
                                                  ---------       ---------       ---------       ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                174          (2,632)            903          (4,726)

INCOME FROM DISCONTINUED OPERATIONS
    LESS APPLICABLE INCOME TAXES                         --              --              --          10,460
                                                  ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                 $     174       $  (2,632)      $     903       $   5,734
                                                  =========       =========       =========       =========
EARNINGS (LOSS) PER SHARE - BASIC:
    Income (loss) from continuing operations      $    0.02       $   (0.32)      $    0.11       $   (0.57)
    Income from discontinued operations                  --              --              --            1.27
                                                  ---------       ---------       ---------       ---------
    Net income (loss)                             $    0.02       $   (0.32)      $    0.11       $    0.70
                                                  =========       =========       =========       =========
EARNINGS (LOSS) PER SHARE - DILUTED:
    Income (loss) from continuing operations      $    0.02       $   (0.32)      $    0.11       $   (0.57)
    Income from discontinued operations                  --              --              --            1.27
                                                  ---------       ---------       ---------       ---------
    Net income (loss)                             $    0.02       $   (0.32)      $    0.11       $    0.70
                                                  =========       =========       =========       =========
AVERAGE COMMON SHARES OUTSTANDING                     8,271           8,236           8,257           8,230
                                                  =========       =========       =========       =========
DILUTIVE COMMON SHARES OUTSTANDING                    8,276           8,236           8,290           8,230
                                                  =========       =========       =========       =========

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                NINE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
OPERATING ACTIVITIES
    Net income                                                $    903       $  5,734
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Depreciation of property and equipment                3,084          3,659
           Amortization of intangibles                           1,899          2,032
           Amortization of loan origination fees                   597            298
           Gain on sale of discontinued operations                  --        (17,207)
           Deferred income taxes                                  (403)          (489)
           Deferred compensation expense                            --             90
           Changes in operating assets and liabilities:
               Accounts receivable                                  21            560
               Inventories                                         321            574
               Other current assets                                327             37
               Accounts payable and accrued liabilities         (3,816)           372
               Other current liabilities                         1,120          1,841
                                                              --------       --------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          4,053         (2,499)

INVESTING ACTIVITIES
    Proceeds from sale of discontinued operations                   --         43,988
    Purchases of property and equipment                         (1,594)        (2,738)
    Proceeds from sale of equipment                                 86             87
    Sundry                                                        (935)          (269)
                                                              --------       --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (2,443)        41,068

FINANCING ACTIVITIES
    Principal payments on capital lease obligations               (198)          (189)
    Principal payments on long-term debt                        (3,875)       (34,865)
    Principal payments on short-term bank borrowings           (27,200)       (24,960)
    Proceeds from short-term bank borrowings                    34,500         20,060
    Proceeds from exercise of common stock options                 113            165
                                                              --------       --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          3,340        (39,789)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (2,533)           448
                                                              --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 2,417           (772)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 3,169          5,086
                                                              --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  5,586       $  4,314
                                                              ========       ========

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

     The Company operates in one business segment, electronic test and measurement (ETM).

NOTE 2 -- BANK BORROWINGS

     In June 2000, the Company entered into an amendment of its Credit Agreement with the bank syndication (the "Agreement"). Both of the term loans are payable in quarterly installments of principal pursuant to a schedule contained in the Agreement which calls for such payments to increase over the term of the loan. Term Loan A and Term Loan B are due June 30, 2002. Under certain conditions the Company has the ability to extend the term to June 30, 2003. Under the terms of the Agreement, borrowings bear interest at a spread over LIBOR based on certain financial criteria. The interest rate on the outstanding portion of the lines of credit was 3.25% over LIBOR at December 31, 2000. As of December 31, 2000, the Company has no capacity for additional borrowings under its lines of credit.

NOTE 3 -- DISCONTINUED OPERATIONS

     On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash. A net of tax gain of approximately $11,031,000 ($1.34 per share) was recorded in the quarter ending September 30, 1999. The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt.

     The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations. Selected results of operations for the OTM Division follows (in thousands):


                                               Nine Months
                                                  Ended
                                               December 31,
                                                  1999
                                               ------------
Sales                                            $ 8,335
Income tax expense                                   310
Income from discontinued operations                  326
Net gain on discontinued operations               10,134

     The consolidated statements of cash flows for 1999 include the OTM
Division.

NOTE 4 -- COMPREHENSIVE INCOME

     The Company's total comprehensive income was as follows (in thousands):


                                        Three Months Ended         Nine Months Ended
                                           December 31,               December 31,
                                       --------------------       ---------------------
                                        2000         1999          2000          1999
                                       -------      -------       -------       -------
Net income                             $   174      $(2,632)      $   903       $ 5,734
Other comprehensive income:
     Foreign currency translation          856         (851)       (3,392)          224
                                       -------      -------       -------       -------
Total comprehensive income (loss)      $ 1,030      $(3,483)      $(2,489)      $ 5,958
                                       =======      =======       =======       =======

NOTE 5 -- EARNINGS PER SHARE DATA

     The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                IFR SYSTEMS, INC.
                               EARNINGS PER SHARE
                    (in thousands, except per share amounts)


                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         DECEMBER 31,               DECEMBER 31,
                                                     --------------------       --------------------
                                                      2000         1999          2000         1999
                                                     -------      -------       -------      -------
NUMERATOR
  Income (loss) from continuing operations
    available to common shareholders                 $   174      $(2,632)      $   903      $(4,726)
                                                     =======      =======       =======      =======


DENOMINATORS
  Basic earnings (loss) per share:
    Weighted-average common shares outstanding         8,271        8,236         8,257        8,230
                                                     =======      =======       =======      =======
    Basic earnings (loss) per share from
      continuing operations                          $  0.02      $ (0.32)      $  0.11      $ (0.57)
                                                     =======      =======       =======      =======
  Diluted earnings (loss) per share:
    Weighted-average common shares outstanding         8,271        8,236         8,257        8,230
    Effect of stock options                                5            8            33            4
                                                     -------      -------       -------      -------
    Diluted weighted-average shares outstanding        8,276        8,244         8,290        8,234
                                                     =======      =======       =======      =======
    Diluted earnings (loss) per share from
      continuing operations                          $  0.02      $ (0.32)      $  0.11      $ (0.57)
                                                     =======      =======       =======      =======

Note - Since the effect of stock options for the three and nine month periods ended December 31, 1999 is antidilutive, the face of the statements of operations reflects diluted per share amounts equal to the basic per share amounts.

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

DISCONTINUED OPERATIONS

     On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash. A net of tax gain of approximately $11,031,000 ($1.34 per share) was recorded in the quarter ending September 30, 1999. The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt.

     The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations. The consolidated statements of cash flows in 1999 include the OTM Division.

RESULTS OF OPERATIONS

                                IFR SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS-PERCENT OF SALES
                (UNAUDITED) (1999 NORMALIZED FOR COST REDUCTIONS)


                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    DECEMBER 31,                           DECEMBER 31,
                                                -------------------       INCREASE     ------------------    INCREASE
                                                 2000         1999       (DECREASE)     2000        1999    (DECREASE)
                                                ------       ------      ----------    ------      ------   ----------
SALES                                           100.0%       100.0%                    100.0%      100.0%
COST OF PRODUCTS SOLD                            56.2%        60.0%                     57.2%       58.8%
                                                -----        -----                     -----       -----
GROSS PROFIT                                     43.8%        40.0%         3.8%        42.8%       41.2%       1.6%
OPERATING EXPENSES:
    Selling                                      16.8%        16.6%         0.2%        16.7%       17.1%      (0.4%)
    Administrative                                8.5%         7.8%         0.7%         8.1%        8.7%      (0.6%)
    Engineering                                  10.1%        11.3%        (1.2%)       10.2%       11.8%      (1.6%)
    Goodwill                                      1.8%         1.8%         0.0%         1.8%        1.8%       0.0%
                                                -----        -----         ----        -----       -----      -----
                                                 37.2%        37.5%        (0.3%)       36.8%       39.4%      (2.6%)
OPERATING INCOME                                  6.6%         2.5%         4.1%         6.0%        1.8%       4.2%

OTHER INCOME (EXPENSE):
    Interest income                               0.2%         0.2%         0.0%         0.1%        0.1%       0.0%
    Interest expense                             (5.9%)       (5.3%)       (0.6%)       (5.8%)      (6.0%)      0.2%
    Other, net                                   (0.1%)       (0.5%)        0.4%         0.8%       (0.3%)      1.1%
                                                -----        -----         ----        -----       -----      -----
                                                 (5.8%)       (5.6%)       (0.2%)       (4.9%)      (6.2%)      1.3%
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                           0.8%        (3.1%)        3.9%         1.1%       (4.4%)      5.5%

INCOME TAX EXPENSE (BENEFIT)                      0.2%        (1.1%)       (1.3%)        0.4%       (1.6%)     (2.0%)
                                                -----        -----         ----        -----       -----      -----
INCOME (LOSS) FROM CONTINUING OPERATIONS          0.6%        (2.0%)        2.6%         0.7%       (2.8%)      3.5%
                                                =====        =====         ====        =====       =====      =====

Note: Gross margin and operating expenses for the three and nine months ended December 31, 1999 above exclude the one time cost reduction charges of $720,000 in cost of products sold, $286,000 in selling expense, $1,659,000 in administrative expense and $323,000 in engineering expense incurred during the third quarter of last year.

FY01 THIRD QUARTER COMPARED TO NORMALIZED FY00 THIRD QUARTER

     Explanations for gross margin and operating expenses below exclude the one time cost reduction charges of $720,000 in cost of products sold, $286,000 in selling expense, $1,659,000 in administrative expense and $323,000 in engineering expense incurred during the third quarter of last year.

     Sales for the third quarter ended December 31, 2000 were $34,512,000 compared to $35,265,000 in the third quarter of the prior year. This represents a decrease of 2.1% or $753,000 due to a 8.3% increase in sales of radio test sets, automated test equipment, service and solutions offset by a 13.0% decrease in sales of microwave test sets, frequency agile test sets and avionics. Gross margins increased to 43.8% for the current year quarter as compared to 40.0% in the previous year quarter. The increase is due to a favorable product mix and the implementation of factory floor cost structure reductions in the prior year.

     Operating expenses for the third quarter ended December 31, 2000 were $12,846,000 compared to $13,239,000 in the third quarter of the prior year. This represents a decrease to 37.2% of sales for the current quarter from 37.5% in the third quarter of the prior year. Administrative expenses increased 0.7%, selling expenses increased 0.2% and engineering expenses decreased 1.2% as a percentage of sales. Goodwill amortization remained at $633,000 or 1.8% in both periods. Operating expenses in general decreased as a percent of sales because of the implementation of cost reductions in the prior year.

     Operating profits for the third quarter ended December 31, 2000 were $2,255,000 compared to $874,000 in the third quarter of the prior year. Operating income as a percent of sales increased to 6.5% for the current year quarter as compared to 2.5% in the previous year quarter. The improvement in operating profit is due to the increase in gross margin and the reduction in operating expenses.

     Other expenses for the third quarter ended December 31, 2000 were $2,006,000 compared to $1,998,000 in the third quarter of the prior year. Other expenses as a percent of sales increased to 5.8% for the current year quarter as compared to 5.6% in the previous year quarter. The increase in other expenses is due to the increase in interest expense offset by exchange gains and asset sales.

     The estimated effective income tax rate was 30.1% compared to 36.0% for the previous year period. The continuing decrease in the effective rate represents the impact of the foreign subsidiaries tax strategies and their related tax rates.

FY01 YEAR-TO-DATE COMPARED TO NORMALIZED FY00 YEAR-TO-DATE

     Explanations for gross margin and operating expenses below exclude the one time cost reduction charges of $720,000 in cost of products sold, $286,000 in selling expense, $1,659,000 in administrative expense and $323,000 in engineering expense incurred during the third quarter of last year.

     Sales for the nine months ended December 31, 2000 were $104,920,000 compared to $103,961,000 in the previous year. This represents an increase 0.9% or $959,000 due to a 4.4% increase in sales of radio test sets, automated test equipment, service and solutions offset by a 3.0% decrease in sales of microwave test sets, frequency agile test sets and avionics. Gross margins increased to 42.8% for the current nine month period as compared to 41.2% in the previous year nine month period. The increase is due to a favorable product mix and the implementation of factory floor cost structure reductions in the prior year.

     Operating expenses for the nine months ended December 31, 2000 were $38,565,000 compared to $40,938,000 in the prior year. This represents a decrease of 2.6% to 36.8% of sales for the nine months from 39.4% in the prior year. Operating expenses in general decreased as a percent of sales because of the implementation of cost reduction programs in the prior year.

     Operating profits for the nine months ended December 31, 2000 were $6,375,000 compared to $1,856,000 in the prior year. Operating income as a percent of sales increased to 6.0% the nine months ended December 31, 2000 as compared to 1.8% in the previous year. The improvement in operating profit is due to the increase in gross margin and the reduction in operating expenses as a percentage of sales.

     Other expenses for the nine months ended December 31, 2000 were $5,071,000 compared to $6,379,000 in the prior year. Other expenses as a percent of sales decreased to 4.9% for the nine months ended December 31, 2000 as compared to 6.2% in the previous year. The decrease in other expenses is due to the increase in interest rates of approximately 100 basis points offset by lower average debt balances and by foreign currency exchange gains.

     The estimated effective income tax rate was 30.8% for the nine months ended December 31, 2000 compared to 37.1% for the previous year. The decrease in the effective rate of 6.3% represents the impact of the foreign subsidiaries tax strategies and their related tax rates.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company maintains an adequate financial position with working capital of $24,297,000 at December 31, 2000. The Company generated cash from operations of $4,053,000 for the nine months period ended December 31, 2000 compared to cash used in operations of $2,499,000 for the previous year. The increase in cash provided from operations was due to an increase in net income from continuing operations of $5,629,000 offset by a decrease in net working capital.

     Cash used in investing activities was $2,443,000 for the nine months period ended December 31, 2000 compared to cash provided by investing activities of $41,068,000 in the previous year. Excluding the proceeds from the sale of the OTM of $43,988,000, cash used in investing activities in the prior period was $2,920,000. The primary component of cash used was the payment of loan origination costs for amendment to the credit agreement offset by reduced purchases of capital assets.

     Cash flows provided by financing activities was $3,340,000 for the nine months period ended December 31, 2000 compared to cash flows used in financing activities of $39,789,000 in the previous year. The increase in funds provided was due primarily to the proceeds of short-term borrowings offset by normal long-term debt principal payments and the prior period paydown of debt with the proceeds from the OTM division sale.

     No cash dividends were paid in fiscal year 2001 and no cash dividends are anticipated to be paid in fiscal year 2002. Restrictive payment covenants in the amended debt Agreement allow for cash dividends to be paid only when certain leverage ratios are obtained.

     On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset the dilution of stock option exercises and as a utilization of the anticipated excess cash flow during the year. As of December 31, 2000, the Company had purchased an aggregate of 470,000 shares under the program. Restrictive covenants in the amended debt Agreement limit the amount of capital stock allowed to be purchased.

     At December 31, 2000, $23,000,000 was outstanding under the lines of credit.

     In June 2000, the Company completed an amendment to the Agreement which increased the interest rate by approximately 25 basis points effective June 15, 2000. In addition, the amendment provided for a reduction in the aggregate revolving loan commitment from $25,000,000 to $23,000,000.

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

     The Company is exposed to interest rate risk primarily from its Credit Agreement ("the Agreement") in which floating rates are based upon the relationship between earnings before interest, depreciation and taxes (EBITDA) and total debt. To mitigate the impact of fluctuations in interest rates, the Company has entered into two interest rate swap contracts on $50,000,000 of the associated debt. The first contract with a notional amount of $25,000,000 has a fixed rate of 5.76% and expires on March 31, 2001. The contract includes, at the option of the provider, the ability to extend the swap until March 31, 2003. The second contract with a notional amount of $25,000,000 has a fixed rate of 5.8% and expires on March 31, 2001. The contract may also, at the option of the provider, be extended until March 31, 2003. Because of the Company's interest rate swap agreements a hypothetical 10% movement in interest rates would not have a material impact on net income.

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

OUTLOOK

     EXPANDING FOCUS ON TECHNOLOGY. The Company's objectives to focus resources on digital wireless technology are starting to pay off. The Company recently employed a new Vice-President of Human Resources and has pursued an aggressive recruiting drive to increase its capabilities for future product development. It has expanded the search past national borders with a significant recruiting drive in India and Eastern Europe. This talented pool of engineering resources will add an exciting new dimension to the Company's technology base and will position it for development efforts for the next generation of digital wireless systems.

     The Company is continuing to see better results from its improved management structure. The Company is pushing to accelerate its new technology initiatives as they relate to advanced digital wireless systems development. During the last quarter, the Company has finalized its direction for test in advanced digital wireless systems, with the primary focus on the next generation of digital cellular systems.

     The Company will continue to strengthen its position in wireless signal generators and analyzers with enhanced analog and digital functions, and focus new resources on advanced digital test systems for R&D, production and service applications.

     FOCUS ON SALES PERFORMANCE. The Company began a strategic assessment of its international sales processes during fiscal year 2000. The Company is pleased to report that much of the effort in refining and restructuring its international sales groups has begun to show improvement. For the last quarter, the Company saw order bookings jump by over 26% compared to the same time last year. This is due to improved response times to customer inquiries and improved technical exchanges between the customer and IFR sales engineers earlier on in the sales process to closer determine technical requirements.

     While the Company has made significant progress in its sales force over the last year, it will continue to explore new ways to respond to customer inquiries and to develop improved target marketing strategies for determining additional new sales opportunities. This effort will be concentrated on improved marketing and sales processes.

     IMPROVED MARKETING STRATEGIES. The Company continues to look for strategic marketing opportunities with key partners to leverage existing distribution channels and to add value for its customers. The Company will also be looking for improvement in its e-commerce functions with the goal of capturing inquiries and formulating fast response e-commerce capabilities to maximize customer value and to quickly leverage its sales force in meeting customer needs. In addition to these initiatives, the Company will be launching a formalized program to increase awareness of IFR's capabilities and product offerings internationally.

     NEW PRODUCT DEVELOPMENT. The Company has a number of new product launches and has continued to increase the investment into its development group. The Company will continue to announce new product initiatives over the coming year.

PART II -- OTHER INFORMATION


ITEM 5. OTHER EVENTS


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None

     (b)  No Form 8-K was filed during the quarter ended December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IFR SYSTEMS, INC.


Date: February 13, 2001                /s/ Jeffrey A. Bloomer
                                       --------------------------------
                                       Jeffrey A. Bloomer,
                                       Director, President and
                                       Chief Executive Officer
                                       (Duly authorized officer)


Date: February 13, 2001                /s/ Dennis H. Coley
                                       --------------------------------
                                       Dennis H. Coley,
                                       Chief Financial Officer and Treasurer
                                       (Principal financial and chief
                                       accounting officer)