Form 10-K405
period 2001-03-31
IFR SYSTEMS INC
filed 2001-07-03
CIK 785546

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001 or

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-14224

IFR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation of organization)	48-1197645 (IRS Employer Identification No.)
10200 West York Street, Wichita, Kansas (Address of principal executive offices)	67215 (Zip Code)

Registrant's telephone number, including area code: (316) 522-4981

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value
(Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 6, 2001 was approximately $20,278,672 (based on the June 6, 2001 closing price of $2.45 per share). As of June 6, 2001, there were 8,277,009 shares of Registrant's common stock outstanding.

Documents Incorporated by Reference

    Portions of the Proxy statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

    The Exhibit Index to this Form 10-K is located on pages 43 through 45.

i

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

Discontinued Operations—see Note 9 to the consolidated financial statements

    On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement Division (OTM Division). The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash resulting in a net-of-tax gain of $11,031,000 (approximately $1.34 per share). The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt.

    The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. The consolidated balance sheets have been segregated to reflect the OTM Division as discontinued operations and prior periods have been restated. The consolidated statements of cash flows and the consolidated statements of shareholders' equity include the OTM Division through the date of disposition.

Products

    While the Company makes a broad variety of products, substantially all of the Company's products are test instruments. The Company has one segment, the electronics test and measurement segment (ETM).

    The following table sets forth the contribution to total net sales of each of the Company's three classes of test instruments for the periods ended (amounts in thousands of dollars):

	Year Ended March 31, 2001		Year Ended March 31, 2000		Nine Months Ended March 31, 1999
	Amount	%	Amount	%	Amount	%
Communications	$43,886	31.0	$39,727	28.0	$31,654	29.8
Test & Measurement	39,447	27.9	37,905	26.7	26,441	24.9
Avionics	13,123	9.3	13,209	9.3	11,387	10.7
Other	45,070	31.8	51,050	36.0	36,677	34.6

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

    The following table sets forth the total sales of other products and services of the Company for the periods ended (amounts in thousands of dollars):

	Year Ended March 31, 2001	Year Ended March 31, 2000	Nine Months Ended March 31, 1999
Service	$21,799	$26,233	$17,497
ATE & Solutions	18,408	14,148	10,869
Other	4,863	10,669	8,311

Total Other	$45,070	$51,050	$36,677

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

Marketing and Distribution

    IFR products and services are marketed and sold throughout the world by a combination of IFR sales persons and distributors. The Company employs approximately 155 salespersons located in the United States, the United Kingdom, Hong Kong, France, Germany, Spain, and China, who call on various "house" accounts as well as call on and assist independent distributors in selling IFR products. The Company has been reducing the number of its nonexclusive independent distributors to reflect its increasing emphasis on direct sales.

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

Backlog

    Backlog is not a significant factor in the Company's business because most orders are in smaller quantities or on terms that allow the customer to cancel or delay delivery without significant penalty. The Company's backlog of firm orders was approximately $26,056,000 at March 31, 2000, and $26,509,000 at March 31, 2001. It is anticipated that all of the backlog orders will be filled during the current fiscal year unless canceled or deferred by customers.

Government and Military Contracts

    During the past fiscal year, approximately 6.4% of the Company's revenues were derived from sales to the United States and its various agencies including the armed services. All contracts with the United States Government and its agencies are subject to termination at the convenience of the government.

    IFR has maintained a portion of its business in military contracting. Over the past five fiscal years, the percentage of total revenues from sales to the military has ranged from a high of 30.5% in 1997 to a low of 3.1% in fiscal 1999. Military contracts generally provide an opportunity to diversify the customer base, but typically involve lower margins than commercial sales to private industry. IFR anticipates continuing to make military sales on a selective basis but has no present plan to significantly increase its military contracting.

Research and Development

    The test equipment industry is characterized by continuous technology changes that require an ongoing effort to enhance existing products and to develop new products. IFR relies primarily on its internal research and development programs for the development of new products and for improvement of existing products. The Company does not perform basic research but uses new component and software technologies in the development of new products. The Company's research and development expenditures excluding discontinued operations were approximately $13,302,000 in fiscal 2001, $14,077,000 in fiscal 2000, and $11,816,000 in fiscal 1999. As of April 30, 2001, the Company had approximately 160 professional employees engaged in research and development activities.

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

Employees

    At May 31, 2001, the Company had approximately 1,200 full-time employees. None of the Company's employees is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its relationship with its employees to be satisfactory.

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

Financial Information about Foreign and Domestic Operations and Export Sales

    For information concerning the Company's sales outside of the United States, see Note 7 of the "Notes to Consolidated Financial Statements" for the year ended March 31, 2001. More than half of the Company's revenues are to customers located outside the United States. Consequently, the Company's results are affected by economic conditions in other countries and by changes in various foreign currency exchange rates. The Company believes that its foreign subsidiaries and other larger international markets are in countries where the economic and political climate is generally stable.

Private Securities Litigation Reform Act of 1995—Forward-Looking Statements

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

    Factors that could cause actual results to differ from expectations include: (1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors, (2) fluctuations in the global economy and various foreign countries, (3) demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations, (8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices, (12) currency fluctuations, (13) inventory risks due to changes in market demand or the Company's business strategies, (14) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, and (15) other risks described herein.

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

Location	Square Footage	Lease/Owned	Lease(1) Expires	Description
Wichita, Kansas	156,000	Capital lease(2)	2017	Manufacturing, Engineering, Administration, Sales
Stevenage,Hertfordshire, England
Longacres House	46,000	Operating lease	2020	Administration, Sales
Six Hills Way Bldg	81,000	Owned	N/A	Manufacturing, Engineering
Gunnelswood Road Bldg	34,000	Owned	N/A	Manufacturing
Pin Green	29,000	Operating lease	2011	ATE Manufacturing
Sanders Bldg	27,000	Owned	N/A	Inventory, Customer Service
Chelmsford, England	3,000	Leased	2001	Customer Service
Portsmouth, England	5,000	Leased	2002	Customer Service
Donibristle, Scotland	20,000	Leased	2020	Customer Service, Engineering

(1)
Includes renewal option periods where appropriate.

(2)
Industrial revenue bond financing in which the Company has an option to purchase for a nominal price.

ITEM 3. LEGAL PROCEEDINGS

    IFR is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of IFR's security holders during the fiscal quarter ended March 31, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock is traded on the national over-the-counter market under the NASDAQ symbol IFRS. The approximate number of shareholders of record as of June 22, 2001, was 1,210. The high and low sales prices of the Company's common stock for the fiscal quarters for the periods ended are set forth below (in dollars).

	Year Ended March 31, 2001		Year Ended March 31, 2000		Nine Months Ended March 31, 1999
Quarters
	High	Low	High	Low	High	Low
First	7.875	4.500	5.000	3.875	23.250	4.125
Second	5.813	3.875	6.500	2.938	6.500	3.125
Third	5.000	2.109	13.000	3.000	7.000	4.625
Fourth	4.000	2.438	11.875	5.125	—	—

    No cash dividends were paid during the fiscal years ended March 31, 2001 and March 31, 2000.

    The Company's credit agreement with Bank One and other lenders precludes the payment of cash dividends by the Company.

ITEM 6. SELECTED FINANCIAL DATA (unaudited)

(Dollars in thousands, except per share data)

	(Nine Months)
	2001	2000	1999	1998	1997
Income Statement Data
Sales	$141,526	$141,891	$106,159	$108,891	$67,710
Research & development expense	13,302	14,077	11,816	9,208	6,223
Operating income (loss)	9,086	1,829	3,468	(16,137)	8,417
Operating income—excluding non-recurring charges(1)	9,086	1,829	3,468	11,407	8,417
Continuing operations:
Income (loss)	1,208	(4,098)	(2,149)	(18,078)	5,254
Income (loss) excluding non-recurring charges(1)	1,208	(4,098)	(2,149)	5,797	5,254

Balance Sheet Data
Total assets	$148,885	$151,146	$187,043	$190,757	$65,830
Working capital	22,001	29,924	46,163	49,692	33,515
Shareholders' equity	31,044	34,818	28,228	32,081	48,154
Long-term debt and capital lease obligations	50,099	59,383	96,567	100,080	3,765

Profitability Ratios
Gross profit	43.0%	41.3%	44.6%	32.7%	39.4%
Gross profit—excluding non-recurring charges(1)	43.0	41.3	44.6	43.6	39.4
Continuing operations:
Income (loss)	0.9	(2.9)	(2.0)	(16.6)	7.8
Income (loss) excluding non-recurring charges(1)	0.9	(2.9)	(2.0)	5.3	7.8
Effective income tax rate(1)	17.4	36.1	41.3	34.3	37.0
Return on assets(2)	0.8	(2.4)	(1.5)	(14.1)	8.3
Return on equity(2)	3.7	(13.0)	(9.5)	(45.1)	11.5

Earnings Per Share—Diluted
Continuing operations:
Income (loss)	$0.15	$(0.50)	$(0.26)	$(2.21)	$0.62
Income (loss) excluding non-recurring charges (1)	0.15	(0.50)	(0.26)	0.66	0.62
Book value	3.99	3.83	3.67	4.90	5.43
Dividends	—	—	—	0.07	—

(1)—In 1998, excludes pre-tax acquisition related charges of $11,844,000 in cost of products sold and $15,700,000 in operating expenses. The effective income tax rate excludes the effect of the acquisition adjustments.

(2)—In 1999, annualized the nine month loss from continuing operations ($2,149,000) to calculate these returns.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Private Securities Litigation Reform Act of 1995—Forward-Looking Statements

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

    Factors that could cause actual results to differ from expectations include: (1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors, (2) fluctuations in the global economy and various foreign countries, (3) demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations, (8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices, (12) currency fluctuations, (13) inventory risks due to changes in market demand or the Company's business strategies, (14) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems and (15) other risks described herein.

Sale of the OTM Division

    On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement Division (OTM Division). The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000 in cash resulting in a net-of-tax gain of $11,031,000 (approximately $1.34 per share) was recorded. The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt.

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

    The net gain on disposal was recognized in the period the sale was completed. See Note 9 to the consolidated financial statements for further discussion.

Comparison of Fiscal 2001 vs. 2000

    Explanations for gross profit and operating expenses below exclude the one time cost reduction charges of $667,000 in cost of products sold, $279,000 in selling expense, $1,611,000 in administrative expense and $323,000 in engineering expense incurred during the third quarter of fiscal 2000.

    Sales for the fiscal year ended March 31, 2001 were $141,526,000 compared to $141,891,000 for the fiscal year ended March 31, 2000. This represents a decrease of 0.3%. International sales were $93,371,000 (66.0% of sales) in fiscal year 2001 compared to $79,867,000 (56.3% of sales) in fiscal year 2000. The majority of the increase in international sales took place in Europe (10.6%).

    Gross profit as a percent of sales increased to 43.0% in fiscal year 2001 from 41.7% in the prior fiscal year. For comparison purposes, the prior fiscal year excludes $667,000 (0.5% of sales) of non-recurring charges due to the recording of cost reduction charges (termination and severance benefits) in the third quarter. The increase of 1.3% is due to stable selling prices and greater control of costs, offset by increases in material prices.

    Operating expenses decreased 3.4% to 36.6% of sales. The prior year includes non-recurring cost reduction charges of $2,213,000 or 1.6% of sales in fiscal year 2000. Excluding the effect of the cost reduction charges, operating expenses decreased to 36.6% compared to 38.4% in the prior year. Selling expenses decreased 0.6% as a percentage of sales from 16.7% in fiscal year 2000 to 16.1% for fiscal year 2001. Administrative expenses decreased 0.1% as a percentage of sales from 8.5% in fiscal year 2000 to 8.4% for fiscal year 2001. Engineering expenses decreased 1.1% as a percentage of sales from 11.4% in fiscal year 2000 to 10.3% for fiscal year 2001. The decrease is due to greater control of costs.

    Operating income as a percent of sales increased from 1.3% for fiscal year 2000 to 6.4% for fiscal year 2001. Excluding the non-recurring cost reduction charges in fiscal year 2000 noted above, normalized operating income was $4,709,000 or 3.3% of sales compared to 6.4% for fiscal year 2001.

    Interest expense for fiscal year 2001 was $7,839,000 compared to interest expense for fiscal year 2000 of $8,121,000. Other income was $44,000 compared to expense of $293,000 in the prior year.

    The effective income tax rate from continuing operations was 36.1% for fiscal year 2000 compared to 17.4% for fiscal year 2001. The decrease in the rate is due to the realization of benefits from a tax effective international financing strategy.

    The profit from continuing operations, as a percent of revenue, was 0.9% in fiscal year 2001 compared to a loss, including the cost reduction charges, of 2.9% in the prior period.

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

    Operating expenses decreased 1.3% to 40.0% of sales. The current year includes non-recurring cost reduction charges of $2,213,000 or 1.6% of sales in fiscal year 2000 which are excluded for comparison purposes. Excluding the effect of the cost reduction charges, operating expenses decreased to 38.4% compared to 41.3% in the nine months ended in 1999. Engineering expenses decreased 1.5% as a percentage of sales from 12.9% in the nine months ended in 1999 to 11.4% for fiscal year 2000. Selling expenses decreased 0.6% as a percentage of sales from 17.3% in the nine months ended in 1999 to 16.7% for fiscal year 2000. Administrative expenses decreased as a percentage of sales from 11.2% in the nine months ended in 1999 to 10.3% for fiscal year 2000.

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

    In general, the adoption of a single currency for the participating countries is expected to result in greater transparency of pricing, making Europe a more competitive environment for businesses. In addition, conversion to the euro is expected to affect many financial systems and business applications

    At the time IFR switches to using the euro as a functional currency for certain of its affiliates, information system modifications will be required. It is not anticipated, at this time, that the euro will have a material impact on the competitive environment in which IFR operates or a significant impact on IFR's fundamental risk management philosophy. Any costs incurred associated with the adoption of the euro will be expensed as incurred, and are not anticipated to be material to IFR's results of operations, financial condition, or liquidity.

Liquidity and Capital Resources

    The Company maintains an adequate financial position with working capital of $22,001,000 at March 31, 2001. The Company generated cash from operations of $7,862,000 in fiscal year 2001 and used cash in operations of $3,719,000 in fiscal year 2000.

    Cash flows used in investing activities and cash flows provided in financing activities reflect primarily the proceeds from short term bank borrowings, subsequent debt payments and capital expenditures.

    No cash dividends were paid in fiscal year 2001 and 2000. The Company's credit agreement with Bank One and other lenders precludes the payment of cash dividends by the Company.

    On June 29, 2001, the Company signed an amendment to its credit agreement which reduced the principal payments, modified certain financial covenants and extended the maturity date of the loan. See Note 11 to the consolidated financial statements. This amendment to the Agreement along with the modified covenants, will provide the Company with additional financial flexibility. Consequently, the Company anticipates that the available line of credit and funds generated from operations will be adequate to meet capital asset expenditures, interest and working capital needs for the next twelve months. During fiscal 2002, the Company will explore various refinancing alternatives for its current debt structure.

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

Dennis H. Coley
 Chief Financial Officer
and Treasurer

REPORT OF INDEPENDENT AUDITORS

Board of Directors
IFR Systems, Inc.

    We have audited the accompanying consolidated balance sheets of IFR Systems, Inc. as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended March 31, 2001 and March 31, 2000, and the nine months ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IFR Systems, Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended March 31, 2001 and March 31, 2000 and nine months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Indianapolis, Indiana
May 4, 2001
except for Note 11, as to which that date is
June 29, 2001

[THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK]

IFR Systems, Inc.
Consolidated Balance Sheets

	March 31,
	2001	2000
	(in thousands, except share information)
Assets
Current assets:
Cash and cash equivalents	$5,087	$3,169
Accounts receivable, less allowance for doubtful accounts of $565 in 2001 and $600 in 2000	30,887	29,267
Inventories:
Finished products	12,137	13,278
Work in process	9,244	9,174
Materials	14,529	14,537

Total inventories	35,910	36,989
Prepaid expenses and sundry	4,163	4,301
Deferred income taxes	2,020	2,248

Total current assets	78,067	75,974
Property and equipment:
Land	4,465	4,650
Buildings	7,835	8,223
Machinery	28,286	26,299
Accumulated depreciation	(21,167)	(17,976)

	19,419	21,196
Property under capital lease:
Building	2,757	2,757
Machinery	2,804	2,444
Accumulated depreciation	(2,931)	(2,414)

	2,630	2,787
Other assets:
Cost in excess of net assets acquired, less accumulated amortization of $2,300 in 2001 and $1,556 in 2000	19,381	20,125
Developed technology, less accumulated amortization of $2,964 in 2001 and $2,028 in 2000	15,836	16,772
Other intangibles, less accumulated amortization of $3,298 in 2001 and $2,446 in 2000	11,468	12,320
Other	2,084	1,972

	48,769	51,189

Total assets	$148,885	$151,146

See accompanying notes.

IFR Systems, Inc.
Consolidated Balance Sheets (continued)

	March 31,
	2001	2000
	(in thousands, except share information)
Liabilities and shareholders' equity
Current liabilities:
Short-term bank borrowings	$23,000	$15,700
Accounts payable	12,370	12,493
Accrued compensation and payroll taxes	4,040	4,262
Other liabilities and accrued expenses	5,867	6,355
State and local taxes	1,158	887
Federal income taxes	55	913
Current maturities of capital lease obligations	326	190
Current maturities of long-term debt	9,250	5,250

Total current liabilities	56,066	46,050
Capital lease obligations	3,214	3,248
Long-term debt	46,885	56,135
Deferred income taxes	11,676	10,895
Shareholders' equity:
Preferred Stock, $.01 par value:
Authorized shares—1,000,000, none issued	—	—
Common Stock, $.01 par value:
Authorized shares—50,000,000
Issued shares—9,266,250	93	93
Additional paid-in capital	7,192	7,330
Cost of common stock in treasury—994,241 shares in 2001 and 1,025,722 shares in 2000	(8,100)	(8,357)
Accumulated other comprehensive loss	(7,173)	(2,072)
Retained earnings	39,032	37,824

Total shareholders' equity	$31,044	$34,818

Total liabilities and shareholders' equity	$148,885	$151,146

See accompanying notes.

IFR Systems, Inc.
Consolidated Statements of Operations

	Year ended March 31, 2001	Year ended March 31, 2000	Nine months ended March 31, 1999
	(In thousands, except per share data)
Sales	$141,526	$141,891	$106,159
Cost of products sold	80,603	83,350	58,858

Gross profit	60,923	58,541	47,301
Operating expenses:
Selling	22,748	24,035	18,329
Administrative	11,915	13,620	9,936
Engineering	14,642	16,525	13,705
Intangibles amortization	2,532	2,532	1,863

	51,837	56,712	43,833

Operating income	9,086	1,829	3,468
Other expense:
Interest income	171	171	578
Interest expense	(7,839)	(8,121)	(7,685)
Other, net	44	(293)	(22)

	(7,624)	(8,243)	(7,129)

Income (loss) from continuing operations before income taxes	1,462	(6,414)	(3,661)
Income tax expense (benefit)	254	(2,316)	(1,512)

Income (loss) from continuing operations	1,208	(4,098)	(2,149)
Income (loss) from discontinued operations less applicable income taxes	—	11,357	(446)

Net income (loss)	$1,208	$7,259	$(2,595)

Earnings (loss) per share—basic:
Income (loss) from continuing operations	$0.15	$(0.50)	$(0.26)
Income (loss) from discontinued operations	—	1.38	(0.06)

Net income (loss)	$0.15	$0.88	$(0.32)

Earnings (loss) per share—diluted:
Income (loss) from continuing operations	$0.15	$(0.50)	$(0.26)
Income (loss) from discontinued operations	—	1.38	(0.06)

Net income (loss)	$0.15	$0.88	$(0.32)
Average common shares outstanding	8,260	8,233	8,207

Dilutive common shares outstanding	8,275	8,233	8,207

See accompanying notes.

IFR Systems, Inc.
Consolidated Statements of Shareholders' Equity

	Common Stock			Treasury Stock
			Additional Paid-in Capital			Other Comprehensive Income (loss)	Retained Earnings
	Shares	Amount		Shares	Amount			Total
	(In thousands)
Balance at June 30, 1998	9,266	$93	$7,121	(1,065)	$(8,679)	$386	$33,160	$32,081
Net loss	—	—	—	—	—	—	(2,595)	(2,595)
Translation adjustments	—	—	—	—	—	(1,573)		(1,573)

Comprehensive loss								(4,168)
Incentive stock options exercised	—	—	(17)	5	44	—		27
Tax benefit from exercise of stock options	—	—	288	—	—	—	—	288
Restricted stock grants	—	—	(24)	3	24	—	—	—

Balance at March 31, 1999	9,266	$93	$7,368	(1,057)	$(8,611)	$(1,187)	$30,565	$28,228
Net Income	—	—	—	—	—	—	7,259	7,259
Translation adjustments	—	—	—	—	—	(885)	—	(885)

Comprehensive income								6,374
Incentive stock options exercised	—	—	(37)	9	79	—	—	42
Issuance of stock options	—	—	20	—	—	—	—	20
Restricted stock grants	—	—	(21)	22	175	—	—	154

Balance at March 31, 2000	9,266	$93	$7,330	(1,026)	$(8,357)	$(2,072)	$37,824	$34,818
Net Income	—	—	—	—	—	—	1,208	1,208
Translation adjustments	—	—	—	—	—	(5,101)	—	(5,101)

Comprehensive loss								(3,893)
Incentive stock options exercised	—	—	(118)	27	216	—	—	98
Issuance of stock options	—	—	21	—	—	—	—	21
Restricted stock grants	—	—	(41)	5	41	—	—	—

Balance at March 31, 2001	9,266	$93	$7,192	(994)	$(8,100)	$(7,173)	$39,032	$31,044

See accompanying notes.

IFR Systems, Inc.
Consolidated Statements of Cash Flows

	Year ended March 31, 2001	Year ended March 31, 2000	Nine months ended March 31, 1999
	(in thousands)
Operating activities
Net income (loss)	$1,208	$7,259	$(2,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,093	4,545	4,422
Amortization of intangibles	2,532	2,532	2,276
Amortization of loan origination fees	822	403	—
Gain on sale of discontinued operations	—	(17,207)	—
Deferred income taxes	1,009	(689)	910
Deferred compensation expense	—	135	—
Changes in operating assets and liabilities:
Accounts receivable	(1,620)	(1,961)	8,971
Inventories	1,079	1,040	(494)
Other current assets	138	233	(2,974)
Accounts payable and accrued liabilities	(703)	552	(6,549)
Other current liabilities	(696)	(561)	1,092

Net cash provided by (used in) operating activities	7,862	(3,719)	5,059
Investing activities
Proceeds from sale of discontinued operations	—	43,988	—
Purchases of property and equipment	(3,887)	(3,358)	(3,239)
Proceeds from sale of equipment	330	70	—
Sundry	(934)	(293)	(525)

Net cash provided by (used in) investing activities	(4,491)	40,407	(3,764)
Financing activities
Principal payments on capital lease obligations	(198)	(189)	(138)
Principal payments on long-term debt	(5,250)	(35,990)	(2,625)
Principal payments on short-term bank borrowings	(30,500)	(36,660)	(8,100)
Proceeds from short-term bank borrowings	37,800	34,660	14,800
Proceeds from capital lease	300	—	—
Proceeds from exercise of common stock options	98	216	315

Net cash provided by (used in) financing activities	2,250	(37,963)	4,252
Effect of exchange rate changes on cash	(3,703)	(642)	(620)

Increase (decrease) in cash and cash equivalents	1,918	(1,917)	4,927
Cash and cash equivalents at beginning of period	3,169	5,086	159

Cash and cash equivalents at end of period	$5,087	$3,169	$5,086

See accompanying notes.

IFR Systems, Inc.

Notes to Consolidated Financial Statements

March 31, 2001

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

Reclassifications

    Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

Intangible Assets

    The cost in excess of net assets acquired (goodwill), developed technology and other intangibles are being amortized by the straight-line method over periods ranging from 10 to 30 years. Goodwill and other intangibles are reviewed to assess recoverability when impairment indicators are present. Assets are considered to be impaired and are written down to fair value if expected future operating cash flows of the related assets are less than their carrying amounts. Fair value is the present value of the expected future cash flows of the related assets using a discount rate commensurate with the risk involved. Assets are grouped at the lowest level for which there are identifiable cash flows for purposes of impairment testing.

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

Recently Issued Accounting Pronouncements

    The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. As required, the Company has adopted the statement effective April 1, 2001 (Fiscal year 2002). The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's adoption of this statement has resulted in a $1,022,000 liability with an offsetting decrease in Other Comprehensive Income at April 1, 2001.

Change in Fiscal Year

    In January 1999, the Company's Board of Directors approved an amendment of the Bylaws to change the fiscal year end from June 30 to March 31. The change in year end was implemented to allow more efficient alignment of the planning and accounting functions of the business which has changed significantly with the increase in the Company's international presence.

2.  Debt and Lease Arrangements

    Long-term debt consisted of the following (in thousands):

	March 31,
	2001	2000
Term Loan A	$39,250	$44,000
Term Loan B	16,885	17,385

	56,135	61,385
Less current maturities	9,250	5,250

Total long-term debt	$46,885	$56,135

    Term loans payable to bank:  Both of the Company's term loans are payable in quarterly installments of principal pursuant to a schedule contained in its Credit Agreement (the Agreement) which calls for such payments to increase over the term of the loan. All amounts payable under Term Loan A and Term Loan B mature June 30, 2002. Under certain conditions the Company has the ability to extend the term to June 30, 2003. A summary of maturities by year as of March 31, 2001 is as follows (in thousands):

2002	$9,250
2003	46,885

Total	$56,135

    This maturity schedule reflects the amounts on the consolidated balance sheet at March 31, 2001. Refer to Note 11 for discussion of a subsequent amendment to the Agreement which outlines the new maturity schedule of the Company's term loans.

    Under the terms of the Agreement, borrowings bear interest at a spread up to 3.75% per annum over the London Interbank Offered Rate (LIBOR) which varies depending on the Term Loan and the current leverage ratio as defined in the Agreement. At March 31, 2001, the spread was 3.0% on Term Loan A and 3.5% on Term Loan B. The interest rate on the loans at March 31, 2001 was 8.60% on Term Loan A and 9.04% on Term Loan B. The fair value of the Company's long-term debt approximates carrying value since the facilities bear a current market rate of interest.

    In July 1999 Term Loan B was paid down $31,740,000 using the proceeds of the sale of the OTM Division.

    Lines of Credit:  The Company also has available lines of credit with the bank syndicate aggregating $23,000,000. The full amount was in use at March 31, 2001. The Credit Agreement expires on June 30, 2002. Under the terms of the Agreement, borrowings bear interest at a spread over LIBOR based on certain financial criteria. At March 31, 2001, this spread was 3.0%. The total interest rate on the outstanding portion of the lines of credit was 8.88% at March 31, 2001. As of March 31, 2001, the Company has no additional lines of credit availability.

    Swing Line Note:  The Agreement allows for swing line loans for an amount not to exceed $5,000,000 As of March 31, 2001, the Company has no swing line note availability.

    Interest Swap Agreement:  In February 1998, the Company entered into two separate interest swap agreements for $25,000,000 each. The first swap agreement is for a fixed interest rate of 5.8% and matures March 30, 2003. The second swap agreement is for a fixed interest rate of 5.76% and matures March 30, 2003. The swap agreements limit the Company's exposure to increased LIBOR rates on the Term Loans. The fair value of the swaps is approximately ($1,022,000) at March 31, 2001 and is determined using the current market rate of the instrument.

    Capital Leases:  In March 1997, the Company entered into a capital lease to refund and redeem the industrial revenue bonds dated May 1, 1989 which were issued in the original principal amount of $3,500,000 of which $2,330,000 were outstanding; and to finance manufacturing support equipment and building improvements to the existing facility. This lease was entered into in connection with an issuance of industrial revenue bonds dated March 15, 1997 (the 97 Bonds) by the City of Goddard, Kansas (the City). The transaction for the 97 Bonds totaled $3,940,000. The Company has guaranteed the future repayment of all amounts due relating to the 97 Bonds. The City has retained title to the facilities and related equipment. The Company has the option to purchase the facilities and equipment for a nominal amount after repayment in full of all amounts due relating to the 97 Bonds. Under the terms of the lease, the Company is required to make quarterly payments in an amount sufficient to pay the principal and interest installments of the 97 Bonds when due. The 97 Bonds mature serially over a 15 year period which commenced May 1, 1997, and are callable for early redemption by the Company on or after May 1, 2004. Upon the occurrence of certain events, the 97 Bonds are subject to immediate redemption at the option of each Bond holder. These events include the acquisition or right to acquire beneficial ownership of 25% of the outstanding Common Stock (unless waived by the Board of Directors), the subsequent determination that the Bonds are taxable or other specified events. The Company has additional capital leases in the principal amount of $360,000.

    Amortization of the building and equipment pledged for the 97 Bonds and the capital leases are included in depreciation expense.

    Future minimum lease payments, based upon scheduled payments as of March 31, 2001, are as follows (in thousands):

2002	$545
2003	526
2004	461
2005	400
2006	396
Thereafter	2,645

Total minimum lease payments	4,973
Amounts representing interest	1,433

Present value of minimum lease payments	3,540
Current maturities	326

Long-term portion	$3,214

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

    Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

2002	$2,318
2003	1,845
2004	1,477
2005	1,277
2006	1,180
Thereafter	12,888

Total minimum lease payments	$20,955

    Minimum lease payments have not been reduced by sublease rentals of $643,000 due in the future under noncancelable subleases.

    Total rent expense for all operating leases amounted to approximately $2,521,000, $1,976,000, and $1,776,000 for 2001, 2000 and 1999, respectively.

    Interest Paid:  Interest paid during 2001, 2000 and 1999 was approximately $8,152,000, $7,828,000, and, $7,257,000, respectively.

3.  Income Taxes

    The Company files a consolidated federal income tax return for all U.S. subsidiaries and files group relief or separate returns for foreign subsidiaries. Income reported for federal and foreign tax purposes differs from pre-tax accounting income due to variations between the requirements of the jurisdictional tax codes and the Company's accounting practices.

    For financial reporting purposes, income (loss) from continuing operations before income taxes is as follows (in thousands):

	Year ended March 31, 2001	Year ended March 31, 2000	Nine months ended March 31, 1999
U.S.	$(5,062)	$(5,699)	$(2,672)
Foreign	6,524	(715)	(989)

Total	$1,462	$(6,414)	$(3,661)

    Income tax expense (benefit) from continuing operations is summarized as follows (in thousands):

	Year ended March 31, 2001	Year ended March 31, 2000	Nine months ended March 31, 1999
Federal:
Current	$449	$(2,197)	$1,308
Deferred	(1,035)	533	343
Foreign:
Current	1,266	(1,338)	1,369
Deferred	(85)	1,140	(1,633)
State	(341)	(454)	(283)

Income tax expense (benefit)	$254	$(2,316)	$(1,512)

    Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

	March 31,
	2001	2000
Deferred tax liabilities:
Tax over book depreciation	$594	$599
Purchased intangibles	9,360	9,915
Other	1,722	381

Total deferred tax liabilities	11,676	10,895
Deferred tax assets:
Net operating loss carryforwards	195	627
Inventory reserve	522	434
Accrued vacation	469	477
Warranty reserve	378	375
Allowance for bad debts	124	132
Other—net	489	599

Total deferred tax assets	2,177	2,644
Valuation allowance for deferred tax assets	(157)	(396)

Net deferred tax assets	2,020	2,248

Net total deferred tax liabilities	$(9,656)	$(8,647)

    At March 31, 2001, the Company had unused foreign net operating loss carryforwards of $447,000 which do not expire. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these assets.

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

    The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows for the periods ended:

	Year ended March 31, 2001	Year ended March 31, 2000	Nine months ended March 31, 1999
Statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (decreases):
State income taxes, net of federal tax benefit	(11.6)	3.8	3.4
Amortization of goodwill and intangibles	15.8	(3.1)	(7.5)
Valuation allowance	(14.1)	—	7.2
Change in tax rate	—	0.8	4.5
Foreign Rate Differential	(9.7)	(4.4)	(4.6)
Other	3.0	5.0	4.3

	17.4%	36.1%	41.3%

    Income taxes paid during 2001, 2000 and 1999 were approximately $861,000, $1,367,000, and $2,732,000, respectively.

4.  Research and Development Costs

    Research and development costs were approximately $13,302,000, $14,077,000, and $11,816,000 for 2001, 2000 and 1999, respectively.

5.  Shareholders' Equity

    Incentive Stock Option Plan:  The Company has an incentive stock option plan adopted in 1996 (the Plan). At March 31, 2001, under the Plan, 600,000 shares of Common Stock have been reserved for issuance. The Company grants qualified stock options to officers and key employees. The option price per share under the Plan is not to be less than the fair market value of a share of Common Stock on the date of grant. Generally options vest over 3 years and have a term of 10 years. All grants are made by the Compensation Committee.

    Nonqualified Stock Option Plan:  In August 2000, shareholders of the Company approved the 1992 Amended and Restated Nonqualified Stock Option Plan which increased the number of authorized shares by 300,000. A total of 1,050,000 authorized but unissued or treasury shares of the Company's Common Stock were reserved for grant under the plan. The Compensation Committee determines the time or times at which options will be granted, selects the employees to whom options will be granted, and determines the number of shares covered by each option, purchase price, vesting periods and other terms.

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

    The following table summarizes information concerning options outstanding and exercisable at March 31, 2001 for all plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1 - $5	747,850	7.74	$4.76	199,963	$4.39
$6 - $8	122,500	4.83	7.42	115,832	7.42
$9 - $11	78,000	5.59	10.55	78,000	10.55
$12 - $18	106,750	6.40	14.25	81,623	14.24
$19 - $22	44,000	6.98	$19.88	26,125	$19.95

    Stock option activity during 1999-2001 is summarized below:

	Number of Shares Outstanding	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price
June 30, 1998	970,255	$11.58	352,821	$6.62
Granted	25,500	5.47
Exercised	(5,400)	5.11
Canceled or expired	(17,000)	19.75

March 31, 1999	973,355	11.31	455,638	8.16
Granted	488,000	4.31
Exercised	(9,769)	4.39
Canceled or expired	(511,136)	10.27

March 31, 2000	940,450	8.31	389,987	9.44
Granted	309,500	5.44
Exercised	(26,481)	3.70
Canceled or expired	(124,369)	13.84

March 31, 2001	1,099,100	$6.99	501,543	$8.46

    The Company accounts for stock option awards as prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Operations. Had the Company recorded compensation expense for the fair value of the options granted, as provided by SFAS No. 123, the Company's proforma net income (loss) and proforma net income (loss) per common share as compared to reported amounts would have been as follows:

	Year ended March 31, 2001	Year ended March 31, 2000	Nine months ended March 31, 1999
	(In thousands, except per share data)
Income (loss) from continuing operations:
As reported	$1,208	$(4,098)	$(2,149)
Pro forma	806	(4,172)	(2,927)
Income (loss) from continuing operations per share—diluted:
As reported	$0.15	$(0.50)	$(0.26)
Pro forma	0.10	(0.51)	(0.36)

    The fair values of the options were determined by using a Black-Scholes option-pricing model with the following assumptions:

	Year ended March 31, 2001	Year ended March 31, 2000	Nine months ended March 31, 1999
Dividend yield	0%	0%	0%
Volatility	71%	71%	61%
Risk-free interest rate	6%	6%	6%
Expected life	6 years	6 years	6 years

    The weighted average fair value of options granted at the market price for 2001, 2000 and 1999 was $3.78, $2.88, and $3.42, respectively.

    Restricted Stock Grant Plan:  On February 27, 1989, the shareholders of the Company approved a restricted stock grant plan whereby officers and key employees may be granted restricted shares of the Company's Common Stock. The restrictions lapse over various vesting periods not to exceed ten years. A total of 450,000 authorized but unissued or treasury shares of the Company's Common Stock were reserved for grant under the plan. These restricted shares may be granted at a price equal to par value. In 2001, 2000, and 1999 the Company made grants of 5,000, 21,500, and 3,000 shares, respectively. The market value of restricted shares granted is being amortized as compensation expense over the vesting period. Total expense of $20,482, $153,816, and $15,000 was recognized in 2001, 2000, and 1999, respectively, in connection with the restricted stock grant plan. The shares reserved for future grants are 97,541 as of March 31, 2001.

    Shareholder Rights Plan:  The Board of Directors of the Company amended its Shareholder Rights Plan on January 21, 2000, whereby common stock purchase rights (the Rights) were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock held as of the close of business on January 25, 1999. The Rights will expire on January 20, 2009. Each Right entitles shareholders to buy one share of common stock of the Company at an exercise price of $65 per share. The Rights are exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's Common Stock or announces a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the Common Stock.

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

6.  Earnings Per Share

    The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations:

	Year ended March 31, 2001	Year ended March 31, 2000	Nine months ended March 31, 1999
	(in thousands, except per share data)
Numerator
Income (loss) from continuing operations available to common shareholders	$1,208	$(4,098)	$(2,149)

Denominators
Basic income (loss) per share:
Weighted-average common shares outstanding	8,260	8,233	8,207

Basic Income (loss) per share from continuing operations	$0.15	$(0.50)	$(0.26)

Diluted income (loss) per share:
Weighted-average common shares outstanding	8,260	8,233	8,207
Effect of stock options	15	57	47

Weighted-average common shares outstanding—diluted	8,275	8,290	8,254

Diluted income (loss) per share from continuing operations	$0.15	$(0.49)	$(0.26)

    Since the effect of stock options for 2000 and 1999 is antidilutive, the statements of operations reflect diluted per share amounts equal to the basic per share amounts.

7.  Segments

    Description of the types of products and services

    As a result of sale of its Optical Test and Measurement Division (see Note 9), the Company now operates within only one segment: Electronic Test and Measurement Equipment (ETM). The Company manufactures and markets a broad array of test equipment as well as offers service and repair for these products.

	Year ended March 31, 2001	Year ended March 31, 2000	Nine months ended March 31, 1999
	(in thousands)
Geographic area sales
United States	$48,155	$62,024	$38,383
South America and Canada	5,096	5,829	7,325

Total Americas	53,251	67,853	45,708

United Kingdom	42,596	23,481	23,361
France	8,862	10,437	8,582
Germany	4,913	5,655	5,045
Other	12,019	13,963	9,190

Total Europe	68,390	53,536	46,178

Pacific Rim	15,915	16,137	10,090
Rest Of World	3,970	4,365	4,183

Total	$141,526	$141,891	$106,159

    Sales are attributed to geographic areas based on the location of the customers.

	Year ended March 31, 2001	Year ended March 31, 2000	Nine months ended March 31, 1999
	(in thousands)
Sales by market sector
Communications	$43,886	$39,727	$31,654
Test & Measurement	39,447	37,905	26,441
Avionics	13,123	13,209	11,387
ATE & Solutions	18,408	14,148	10,869
Service	21,799	26,233	17,497
Other	4,863	10,669	8,311

Total	$141,526	$141,891	$106,159

	Year ended March 31, 2001	Year ended March 31, 2000
Geographic area long-lived assets
United States—Total Americas	$6,907	$9,882

United Kingdom	61,598	65,511
France	116	154
Germany	46	51
Other	12	2

Total Europe	61,772	65,718

Pacific Rim	55	48

Total	$68,734	$75,648

8.  Benefit Plans

    Retirement Plan:  The Company has a trusteed, defined contribution retirement plan for all U.S. employees. Company contributions are discretionary with respect to the plan. Employee benefits are based on amounts accumulated from contributions and investment gains or losses. The Company has also established a defined contribution plan for substantially all U.K. employees. Total retirement plan expenses for 2001, 2000 and 1999 were approximately $1,681,000, $2,375,000, and $1,736,000, respectively.

    Directors Retirement Plan:  The Company maintains an unfunded retirement plan for nonemployee directors of the Company. Benefits will not accrue for periods in excess of 10 years of service and are payable when the Plan's requirements are satisfied. In August 1999, an Amended Outside Director Compensation, Stock Option and Retirement Plan (Outside Director Plan) was approved by the shareholders. No additional benefits will be earned under the Plan after fiscal year 2000. The estimated liability at March 31, 2001 and March 31, 2000 was $471,000 and $454,000, respectively, and is included in the balance sheet caption Other Liabilities and Accrued Expenses.

    Savings and Investment Plan:  The Company has a savings and investment plan for substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan up to 12% of their salary. Matching Company contributions are discretionary with respect to the plan. During 2001, 2000 and 1999, the Company matched 50% of each employee's contribution up to 4% of their salary. Company contributions charged to expense in 2001, 2000 and 1999, were approximately $289,000, $300,000, and $218,000,respectively.

    Incentive Bonus Plan:  The Company has established a bonus plan payable to selected employees based on pre-established operating income goals approved by the Board of Directors. No bonuses were earned during the past three fiscal years.

    VEBA Trust:  The Company has a voluntary employees' beneficiary association (VEBA), which funds certain employee welfare plan benefits. The Company is obligated to fund a trust as needed to provide for actual claims and trust expenses incurred. Total VEBA expenses for 2001, 2000 and 1999 were approximately $1,386,000, $1,710,000, and $1,034,000, respectively.

9.  Discontinued Operations

    On June 25, 1999, the Board of Directors approved a formal plan to sell the Company's Optical Test and Measurement (OTM) Division. The sale was completed on July 7, 1999 to GN Nettest, a company in the GN Great Nordic Group, Copenhagen, Denmark for $43,988,000, resulting in a net-of-tax gain of $11,031,000 (approximately $1.34 per share). The proceeds from the sale were used to reduce the Company's outstanding debt obligation in July 1999, with $31,740,000 applied to long-term debt and $11,260,000 used to reduce short-term debt (see Note 2). The results of operations for the OTM Division have been segregated and classified as discontinued operations in the consolidated statements of operations and prior periods have been restated. The consolidated statements of cash flows and consolidated statements of shareholders' equity include the OTM Division. Selected results of operations for the OTM Division follows (in thousands):

	Year ended March 31, 2000	Nine months ended March 31, 1999
Sales	$8,335	$23,358
Income tax expense (benefit)	7,184	(6)
Income (loss) from discontinued operations	326	(446)
Net gain on sale of OTM Division	11,031	—

10.  Specified Financial Information

    As a result of the change in the Company's year end in 1999, the following comparative information is presented for the years ending March 31, 2001, March 31, 2000 and March 31, 1999 (in thousands, except per share data):

	2001	2000	1999
			(unaudited)
Sales	$141,526	$141,891	$145,974
Gross profit	60,923	58,541	59,538
Income tax expense (benefit)	254	(2,316)	(3,907)
Continuing operations:
Net income (loss)	1,208	(4,098)	(5,188)
Net income (loss) per share	0.15	(0.50)	(0.63)
Net income (loss) per share assuming dilution	0.15	(0.50)	(0.63)

    Since the per share amounts for 2000 and 1999 are antidilutive, the diluted per share amounts equal the basic per share amounts.

11.  Subsequent Event

    On June 29, 2001, the Company signed Amendment No. 6 to its debt Agreement which extended the maturity date of the loan to September 30, 2002 and reduced the quarterly principal payments to $500,000 through the remainder of the term. In addition, certain financial ratios were modified. A summary of maturities by year is as follows (in thousands):

2002	$2,000
2003	54,135

Total	$56,135

Quarterly Results of Operations (unaudited)

	Quarters Ended
Fiscal 2001	Jun. 30, 2000	Sep. 30, 2000	Dec. 31, 2000	Mar. 31, 2001
	(Dollars in thousands, except per share data)
Sales	$34,549	$35,862	$34,512	$36,603
Gross profit	14,532	15,307	15,101	15,983
Income from continuing operations	482	247	174	305
Net income	482	247	174	305
Earnings per share—basic:
Continuing operations	$0.06	$0.03	$0.02	$0.04
Net income	0.06	0.03	0.02	0.04
Earnings per share—diluted:
Continuing operations	$0.06	$0.03	$0.02	$0.04
Net income	0.06	0.03	0.02	0.04
Average common shares outstanding	8,244	8,256	8,271	8,271
Dilutive common shares outstanding	8,351	8,300	8,276	8,274

Quarterly Results of Operations (unaudited)

	Quarters Ended
Fiscal 2000	Jun. 30, 1999	Sep. 30, 1999	Dec. 31, 1999	Mar. 31, 2000
	(Dollars in thousands, except per share data)
Sales	$33,991	$34,705	$35,265	$37,930
Gross profit	14,930	13,751	13,393	16,467
Income (loss) from:
Continuing operations	(1,101)	(993)	(2,632)	628
Discontinued operations	326	10,134	—	897
Net income (loss)	(775)	9,141	(2,632)	1,525
Earnings (loss) per share—basic:
Continuing operations	$(0.13)	$(0.12)	$(0.32)	$0.08
Discontinued operations	0.04	1.23	—	0.11
Net income (loss)	(0.09)	1.11	(0.32)	0.19
Earnings (loss) per share—diluted:
Continuing operations	$(0.13)	$(0.12)	$(0.32)	$0.07
Discontinued operations	0.04	1.23	—	0.11
Net income (loss)	(0.09)	1.11	(0.32)	0.18
Average common shares outstanding	8,223	8,231	8,236	8,240
Dilutive common shares outstanding	8,223	8,231	8,236	8,481

    The effect of stock options for the first, second, and third quarters in fiscal year 2000 is antidilutive because of the net loss. In these cases, the diluted per share amounts equal the basic per share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 concerning directors of IFR is incorporated herein by reference from "Election of Directors" contained in IFR's Proxy Statement for its August 20, 2001 annual meeting of shareholders (the "2001 Proxy Statement"). The executive officers and senior staff of the Company are as follows:

Name	Age	Position
Alfred H. Hunt, III	65	Chairman of the Board of Directors
Jeffrey A. Bloomer	44	President and CEO	Executive Officer
Dennis H. Coley	57	Vice President Finance, Treasurer and Chief Financial Officer	Executive Officer
Jeff L. Ray	54	Vice President US Operations
Mike McCreary	57	Vice President European Operations
Lynn K. Giles	47	Vice President Human Resources
John B. Bickley	45	Vice President Global Sales
Bob R. Vogel	41	Vice President Product Development
Edward S. Mathieu	62	Vice President Marketing

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

    Jeffrey A. Bloomer has been the Chief Executive Officer and President of the Company since October 12, 1999. From April 1999 to October 1999, he served as Executive Vice President of the Company and from November 1995 to April 1999, he was its Treasurer and Chief Financial Officer. He served as the Company's Director of Finance from August 1994 through November 1995.

    Dennis H. Coley has been the Company's Treasurer and Chief Financial Officer since August 1999. He served as the Company's Controller from May 1996 through August 1999. Prior to joining the company, he was the Controller of Learjet Inc., an aircraft manufacturing company.

    John Bickley was selected as Vice President of Worldwide Sales in June of 2001. He was previously Director of Product Marketing—Broadband Routing and Switching Division at Marconi Communications, a global supplier of equipment and services for the Internet, enterprise networks and telecommunications systems based in Warrendale, Pennsylvania. Prior to this he was Director of Marketing and Sales—Semiconductor Group at Keithley Instruments, a measurement solutions company based in Cleveland, Ohio.

    Bob Vogel, was selected as Vice President of Product Development in June of 2001. He was previously Vice President, Broadband Networks Division at Acterna Corp. (previously Dynatech Corp.), Burlington, Massachusetts, where he managed all product development efforts related to the company's cable business, including instruments and systems offerings. Previously, he was General Manager, Acterna Portable Loop Products Division, where he developed the growth and instrument strategy for the TPI division. Prior to Acterna, Vogel served as Vice President of AM Communications where he managed the Sales and Marketing organization and developed the status monitoring project strategy.

    Lynn K. Giles was selected as Vice President of Human Resources in October of 2000. Prior to joining IFR, Lynn spent 16 years with Philips Electronics in various positions, most recently as Director of Human Resources for Philips's New Business Group, where he gained extensive multi-cultural expertise. Giles has lived in the U.K., and has worked in Europe, the Caribbean and Mexico.

    Edward Mathieu was selected as its Vice President of Marketing and Business Development in May of 2000. Mathieu had been an independent management consultant since 1992 specializing in corporate development, long rage planning and strategic marketing for organizations primarily engaged in the electronic communications business. Mathieu also held senior management positions at North American Philips Corp., Repco Inc., Communications Control Centers, Inc., and several other companies specializing in wireless systems.

    Mike McCreary, Vice President European Operations joined IFR (formerly Marconi Instruments) in 1992 as Manufacturing Director. In 1997, he was appointed to the role of Director and General Manager, Systems and Service. This role entailed responsibility for three business units, ATE, Systems and Service. In 1999, Mike was appointed Operations Director and General Manager. This role was then expanded to resume responsibility for Manufacturing in addition to the business units.

    Jeff L. Ray, Vice President of U.S. Operations, joined IFR in 1989 as Director of Materials and Purchasing. In June of 1992, he was appointed to the role of Director of Manufacturing and in June of 2000 he was promoted to Vice President of U.S. Operations.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference from "Election of Directors" and "Compensation of Directors", "Executive Compensation", and "Compensation Committee Report on Executive Compensation" contained in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference from "Outstanding Shares" and "Election of Directors" contained in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference from "Certain Relationships" contained in the 2001 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)
  (1)  Financial Statements—See Index to Financial Statements at Item 8 of this report.

  (a)
  (2)  Financial Statement Schedules

      The following financial statement schedule of IFR is included in this report in response to Item 14(d):

      Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the instructions or are inapplicable, and therefore have been omitted.

  (a)
  (3)  See Exhibit Index

  (b)
  No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended March 31, 2001.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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
10.2
Stock Purchase Agreement, dated as of June 28, 1999, between GN Nettest A/S, GN Nettest (New York)Inc, and GN Great Britain Limited and IFR Systems, Inc. (Exhibit 1 to Form 8-K, dated July 8,1999, previously filed by Registrant).*

10.4	Termination Agreement between the Company and Jeffrey A. Bloomer (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, previously filed by Registrant).*
10.5	Termination Agreement between the Company and Dennis H. Coley (Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, previously filed by Registrant).*
10.6	IFR Systems, Inc. Employees' Profit Sharing Plan (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-14224, previously filed by Registrant).*
10.7	Restricted Stock Grant Plan of the Company (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1989, File No. 0-14224, previously filed by Registrant).*
10.9	1996 Incentive Stock Option Plan of the Company (Exhibit A of the 1996 Proxy Statement as filed on September 23, 1996, File No. 0-14224, previously filed by Registrant).*
10.10
Form of Indemnity Agreement entered into between the Company and its directors and certain of its officers as of February 27, 1989 (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1989, File No. 0-14224, previously filed by Registrant).*
10.11
IFR Systems, Inc., Outside Director Compensation, Stock Option, and Retirement Plan (Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001, File No. 0-14224, previously filed by Registrant).*
10.12
Lease between the Company and the City of Goddard, Kansas, dated as of March 15, 1997 (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed by Registrant)*
10.13
Credit Agreement, dated as of February 5, 1998, among IFR Systems, Inc., The First National Bank of Chicago, and various lenders (Exhibit 10.01 to the Form 8-K, dated February 6, 1998, previously filed by Registrant).*
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

10.20
Form of Trademark Security Agreement Security Agreement executed by Registrant and each of its United States subsidiaries (Exhibit 10.08 to Form 8-K, dated February 6, 1998, previously filed by Registrant).*
10.21
Amendment No. 1 to Credit Agreement, dated as of November 3, 1998, among IFR Systems, Inc., The First National Bank of Chicago, and various lenders. (Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, previously filed by Registrant).*
10.22
Amendment No. 2 to Credit Agreement, dated as of March 31, 1999, among IFR Systems, Inc., The First National Bank of Chicago, and various lenders. (Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, previously filed by Registrant).*
10.23
Amendment No. 3 to Credit Agreement, dated as of June 28, 1999, among IFR Systems, Inc., The First National Bank of Chicago, and various lenders. (Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, previously filed by Registrant).*
10.24
Amendment No. 4 to Credit Agreement, dated as of October 15, 1999, among IFR Systems, Inc., the First National Bank of Chicago, and various lenders. (Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, previously filed by Registrant).*
10.25
Amendment No. 5 to Credit Agreement, dated as of June 15, 2000, among IFR Systems, Inc., The First National Bank of Chicago, and various lenders. (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, previously filed by Registrant).*
21.0	Subsidiaries of the Registrant
23.0	Consent of Ernst & Young LLP

*
Document has been previously filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

IFR SYSTEMS, INC.
July 3, 2001	By:	/s/ JEFFREY A. BLOOMER Jeffrey A. Bloomer President and Chief Executive Officer (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Title	Signature
July 3, 2001	Chairman of the Board of Directors	/s/ ALFRED H. HUNT, III Alfred H. Hunt
July 3, 2001	President and Chief Executive Officer (Principal Executive Officer)	/s/ JEFFREY A. BLOOMER Jeffrey A. Bloomer
July 3, 2001	Director	/s/ FREDERICK R. HUME Frederick R. Hume
July 3, 2001	Director	/s/ DONALD L. GRAF Donald L. Graf
July 3, 2001	Director	/s/ JOHN V. GROSE John V. Grose
July 3, 2001	Director	/s/ OSCAR L. TANG Oscar L. Tang
July 3, 2001	Director	/s/ RALPH R. WHITNEY, JR. Ralph R. Whitney, Jr.
July 3, 2001	Vice President,Treasurer And Chief Financial Officer (Principal Accounting Officer)	/s/ DENNIS H. COLEY Dennis H. Coley

IFR SYSTEMS, INC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe(1)	Balance at End of Year
Year ended March 31, 2001:
Allowance for doubtful accounts (deducted in balance sheet from accounts receivable)	599,644	151,000	—	185,795	564,849
Year ended March 31, 2000:
Allowance for doubtful accounts (deducted in balance sheet from accounts receivable)	730,767	91,000	—	222,123	599,644
Nine Months ended March 31, 1999:
Allowance for doubtful accounts (deducted in balance sheet from accounts receivable)	773,173	122,000	—	164,406	730,767

Note 1: Uncollectible accounts receivable charged off, less recoveries and Discontinued Operations of
              OTM Division.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA (unaudited) (Dollars in thousands, except per share data)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
EXHIBIT INDEX
SIGNATURES
IFR SYSTEMS, INC SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS