Form 10-Q
period 2001-06-30
IFR SYSTEMS INC
filed 2001-08-14
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                                 (316) 522-4981
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                ------     -----


         There were 8,282,009 shares of common stock, par value $.01 per share, of the Registrant outstanding as of July 30, 2001.

                                IFR SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX


PART I -- FINANCIAL INFORMATION                                                        PAGE

Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at June 30,
                  2001 and March 31, 2001                                                3

                  Condensed Consolidated Statements of Operations for the three
                  months ended June 30, 2001 and 2000                                    5

                  Condensed Consolidated Statements of Cash Flow for the
                  three months ended June 30, 2001 and 2000                              6

                  Notes to Condensed Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                      12


PART II -- OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                               13



SIGNATURES                                                                              14

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   JUNE 30,          MARCH 31,
                                                                     2001              2001
                                                                 ------------      ------------
                                                                  (UNAUDITED)         (NOTE)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                    $      3,589      $      5,087
    Accounts receivable, less $523 and $565
        allowance for doubtful accounts, respectively                  27,876            30,887
    Inventories:
        Finished products                                              12,476            12,137
        Work in process                                                 9,078             9,244
        Materials                                                      14,290            14,529
                                                                 ------------      ------------
                                                                       35,844            35,910
    Prepaid expenses and sundry                                         5,362             4,163
    Deferred income taxes                                               2,014             2,020
                                                                 ------------      ------------
TOTAL CURRENT ASSETS                                                   74,685            78,067

PROPERTY AND EQUIPMENT:
    Property and equipment                                             41,313            40,586
    Allowances for depreciation                                       (21,955)          (21,167)
                                                                 ------------      ------------
                                                                       19,358            19,419
PROPERTY UNDER CAPITAL LEASE:
    Building and machinery                                              5,574             5,561
    Allowances for depreciation                                        (3,077)           (2,931)
                                                                 ------------      ------------
                                                                        2,497             2,630



OTHER ASSETS:

    Goodwill                                                           25,472            19,381
    Developed technology, less amortization
        of $3,198 and $2,964, respectively                             15,602            15,836
    Other intangibles, less amortization of $1,710
        and $3,298, respectively                                        2,556            11,468
    Other                                                               1,859             2,084
                                                                 ------------      ------------
                                                                       45,489            48,769
                                                                 ------------      ------------
TOTAL ASSETS                                                     $    142,029      $    148,885
                                                                 ============      ============


Note: The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JUNE 30,          MARCH 31,
                                                                     2001              2001
                                                                 ------------      ------------
                                                                  (UNAUDITED)         (NOTE)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term bank borrowings                                   $     23,000      $     23,000
    Accounts payable                                                   11,495            12,370
    Accrued compensation and payroll taxes                              3,784             4,040
    Other liabilities and accrued expenses                              6,546             5,867
    Federal and state income taxes and local taxes                        741             1,213
    Current maturity of capital lease obligations                         348               326
    Current maturity of long-term debt                                  2,000             9,250
                                                                 ------------      ------------
TOTAL CURRENT LIABILITIES                                              47,914            56,066

CAPITAL LEASE OBLIGATIONS                                               3,124             3,214

LONG-TERM DEBT                                                         53,635            46,885

DEFERRED INCOME TAXES                                                   8,840            11,676


SHAREHOLDERS' EQUITY:
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                                    --                --
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 9,266,250 shares                         93                93
    Additional paid-in capital                                          7,132             7,192
    Cost of common stock in treasury--984,241
        and 994,241 shares, respectively                               (8,018)           (8,100)
    Accumulated other comprehensive income (loss)                      (8,744)           (7,173)
    Retained earnings                                                  38,053            39,032
                                                                 ------------      ------------
                                                                       28,516            31,044
                                                                 ------------      ------------





TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    142,029      $    148,885
                                                                 ============      ============


See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                           2001              2000
                                                       ------------      ------------

SALES                                                  $     31,858      $     34,549
COST OF PRODUCTS SOLD                                        19,394            20,017
                                                       ------------      ------------
GROSS PROFIT                                                 12,464            14,532

OPERATING EXPENSES:
    Selling                                                   5,158             6,037
    Administrative                                            2,617             2,646
    Engineering                                               3,590             3,439
    Amortization of intangibles                                 318               633
                                                       ------------      ------------
                                                             11,683            12,755
                                                       ------------      ------------
OPERATING INCOME                                                781             1,777

OTHER INCOME (EXPENSE):
    Interest income                                              56                53
    Interest expense                                         (1,802)           (2,013)
    Gain on sale of machine shop assets                        --                 493
    Other, net                                                 (344)              388
                                                       ------------      ------------
                                                             (2,090)           (1,079)
                                                       ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                            (1,309)              698

INCOME TAX EXPENSE (BENEFIT)                                   (330)              216
                                                       ------------      ------------

NET INCOME (LOSS)                                      $       (979)     $        482
                                                       ============      ============

EARNINGS (LOSS) PER SHARE - BASIC:
    Net income (loss)                                  $      (0.12)     $       0.06
                                                       ============      ============

EARNINGS (LOSS) PER SHARE - DILUTED:
    Net income (loss)                                  $      (0.12)     $       0.06
                                                       ============      ============

AVERAGE COMMON SHARES OUTSTANDING                             8,275             8,244
                                                       ============      ============

DILUTIVE COMMON SHARES OUTSTANDING                            8,275             8,351
                                                       ============      ============


See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                                2001          2000
                                                            ------------  ------------
OPERATING ACTIVITIES
    Net income (loss)                                       $       (979) $        482
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
           Depreciation of property and equipment                    945         1,059
           Amortization of intangibles                               318           633
           Amortization of loan origination fees                     225           151
           Deferred income taxes                                     (93)         (132)
           Changes in operating assets and liabilities:
               Accounts receivable                                 3,011           250
               Inventories                                            66           878
               Other current assets                               (1,199)          143
               Accounts payable and accrued liabilities           (2,635)       (3,590)
               Other current liabilities                             679           165
                                                            ------------  ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                        338            39
INVESTING ACTIVITIES
    Purchases of property and equipment                             (904)         (372)
    Proceeds from sale of equipment                                   27            56
    Sundry                                                          --            (837)
                                                            ------------  ------------
    NET CASH USED IN INVESTING ACTIVITIES                           (877)       (1,153)
FINANCING ACTIVITIES
    Principal payments on capital lease obligations                  (81)          (48)
    Principal payments on long-term debt                            (500)       (1,125)
    Principal payments on short-term bank borrowings                --         (13,000)
    Proceeds from short-term bank borrowings                        --          16,500
    Proceeds from capital lease                                       13          --
    Proceeds from exercise of common stock options                    22            28
                                                            ------------  ------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (546)        2,355
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (413)       (1,695)
                                                            ------------  ------------
DECREASE IN CASH AND CASH EQUIVALENTS                             (1,498)         (454)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   5,087         3,169
                                                            ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $      3,589  $      2,715
                                                            ============  ============


           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

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

NOTE 3 -- INTANGIBLE ASSETS

         The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142) effective April 1, 2001. FAS 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

         As required by the statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company's analysis, $6,091,000 of workforce related intangibles were transferred to goodwill as of April 1, 2001.

         With the adoption of the statement, the Company ceased amortization of goodwill as of April 1, 2001. The following table presents the quarterly results of the Company on a comparable basis:


                                            THREE MONTHS ENDED
                                                 JUNE 30,
                                            2001          2000
                                        ------------  ------------

REPORTED NET INCOME (LOSS)              $       (979) $        482
Goodwill and workforce amortization
(net of tax)                                    --             277
                                        ------------  ------------
Adjusted net income (loss)              $       (979) $        759
                                        ============  ============

BASIC EARNINGS PER SHARE:
Reported net income (loss)              $      (0.12) $       0.06
Goodwill and workforce amortization
(net of tax)                                    --            0.03
                                        ------------  ------------
Adjusted net income (loss)              $      (0.12) $       0.09
                                        ============  ============

DILUTED EARNINGS PER SHARE:
Reported net income (loss)              $      (0.12) $       0.06
Goodwill and workforce amortization
(net of tax)                                    --            0.03
                                        ------------  ------------
Adjusted net income (loss)              $      (0.12) $       0.09
                                        ============  ============



         Prior to September 30, 2001, the Company will complete a preliminary goodwill impairment test as required. This test will involve the use of estimates related to the fair market value of the business with which the goodwill is associated.

         On a go forward basis, the estimated aggregate amortization expense for the intangible assets for the year ended March 31, 2002 is approximately $1,271,000 and $1,236,000 for each of the four years thereafter.

NOTE 4 - DERIVATIVES

         The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) effective April 1, 2001. The Company's derivative activities are initiated within the guidelines of documented corporate risk-management policies and do not create additional risk because gains and losses on derivative contracts offset gains and losses on the assets, liabilities and transactions being hedged. As derivative contracts are initiated, the Company designates the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

          For derivative contracts that are designated and qualify as fair value hedges, the derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective gains and losses recognized on the underlying exposure. For derivative contracts that are designated and qualify as cash flow hedges, the effective portion of gains and losses on these contracts is reported as a component of other comprehensive income and reclassified into earnings in the same period the hedged transaction effects earnings. Hedge ineffectiveness is immediately recognized in earnings. Derivative contracts that are not designated as hedging instruments are recorded at fair value with the gain or loss recognized in current earnings during the period of change.

         In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating activities. The Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The objective in controlling these risks is to limit the impact on earnings of fluctuations of interest rates. The Company's primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, the Company may enter interest rate swaps. Interest rate swaps that convert floating rate debt to a fixed-rate are designated as cash flow hedges. Interest expense on the debt is adjusted to include the payments made or received under the swap agreements.

         At June 30, 2001, the amount reflected in accumulated other comprehensive loss related to the effective portion of cash flow hedges is $1,032,000.


NOTE 5 - COMPREHENSIVE INCOME

         Total comprehensive loss was $2,550,000 and $1,863,000 for the three months ended June 30, 2001 and 2000, respectively. The difference between the total comprehensive loss and net income (loss) is due to foreign currency translation adjustments and unrealized losses on cash flow interest rate hedges. Details are as follows(in thousands):


                                                                       THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                     2001              2000
                                                                 ------------      ------------

NET INCOME (LOSS)                                                $       (979)     $        482

OTHER COMPREHENSIVE INCOME:
Unrecognized loss on
interest rate derivative:
  Accumulated impact of account change                                 (1,022)             --
  Change in current period market value                                   (10)             --
                                                                 ------------      ------------
                                                                       (1,032)             --
  Foreign currency translation                                           (539)           (2,345)
                                                                 ------------      ------------
Total comprehensive income (loss)                                $     (2,550)     $     (1,863)
                                                                 ============      ============

NOTE 6 - EARNINGS PER SHARE DATA

         The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                          2001              2000
                                                                      ------------      ------------
NUMERATOR
         Income (loss) from continuing operations
                available to common shareholders                      $       (979)     $        482
                                                                      ============      ============

DENOMINATORS
         Basic earnings (loss) per share:
                Weighted-average common shares
                      Outstanding                                            8,275             8,244
                                                                      ============      ============
                Basic earnings (loss) per share from
                      Continuing operations                           $      (0.12)     $       0.06
                                                                      ============      ============

         Diluted earnings (loss) per share:
                Weighted-average common shares
                      Outstanding                                            8,275             8,244
                Effect of stock options                                       --                 107
                                                                      ------------      ------------
                Weighted-average common shares
                      Outstanding - diluted                                  8,275             8,351
                                                                      ============      ============
                Diluted earnings (loss) per share from
                      Continuing operations                           $      (0.12)     $       0.06
                                                                      ============      ============


         Note -- Because the effect of stock options for the Fiscal 2002 interim period is antidilutive, diluted per share amounts are equal to the basic per share amounts.

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

RESULTS OF OPERATIONS

          Sales for the first quarter ended June 30, 2001 were $31,858,000 compared to $34,549,000 in the first quarter of the prior year. This represents a decrease of 7.8% or $2,691,000 due to higher sales of service and solutions, government communication test instruments and avionics products offset by lower sales of communication test instruments to commercial customers, analyzers and microwave products. Gross margins decreased to 39.1% for the current year quarter as compared to 42.1% in the previous year quarter. The decrease of 3.0% is due to an unfavorable product mix and reduced demand in the sector.

          Operating expenses decreased 0.2% to 36.7% of sales for the current quarter. Administrative expenses increased 0.5% and engineering expenses increased 1.3% offset by a decrease in selling expenses of 1.3% and a decrease in goodwill amortization of 0.7% as a percentage of sales. The decrease in operating expenses as a percent of sales was driven by lower commissions stemming from lower sales.

          Other expenses increased $1,011,000 compared to the prior year quarter due to the reduced interest expense and a prior year fixed asset sale offset by lower foreign currency exchange losses.

          The estimated effective income tax rate was approximately 25.0% for the current period and 30.9% for the previous year period. The decrease is due to the realization of benefits from a tax effective international financing strategy.

LIQUIDITY AND SOURCES OF CAPITAL

         The Company maintains an adequate financial position with working capital of $26,771,000 at June 30, 2001. The Company generated cash from operations of $338,000 for the three months period ended June 30, 2001 compared to $39,000 for the previous year quarter. The increase in cash provided from operations was due to a decrease in accounts receivable offset by decreases in accounts payables and accrued liabilities.

         Cash used in investing activities was $877,000 for the current quarter compared to $1,153,000 in the previous year quarter. The primary component of cash used in the prior year quarter was the payment of loan origination costs for the amendment to the credit agreement.

          Cash flows used in financing activities was $546,000 for the current quarter ended June 30, 2001 compared to cash provided by financing activities of $2,355,000 for the three months period ended June 30, 2000. The decrease in funds provided was due primarily to the restricted availability of the lines of credit offset by the lower long-term debt principal payments.

          No cash dividends were paid in fiscal year 2001 and no cash dividends are anticipated to be paid in fiscal year 2002. Restrictive payment covenants in the amended debt Agreement allow for cash dividends to be paid only when certain leverage ratios are obtained.

         On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset the dilution of stock option exercises and as a utilization of the anticipated excess cash flow during the year. As of June 30, 2001, the Company had purchased an aggregate of 470,000 shares under the program. Restrictive covenants in the amended debt Agreement limit the amount of capital stock allowed to be purchased.

         At June 30, 2001, $23,000,000 was outstanding under the lines of credit.

         On June 29, 2001, the Company signed Amendment No. 6 to the Agreement which extended the maturity date of the loan to September 30, 2002 and reduced the quarterly principal payments to $500,000 through the remainder of the term. In addition, certain financial ratios were modified to reflect the current business environment. As of June 30, 2001, the Company has no unused lines of credit availability.

         The Company anticipates that funds generated from operations will be adequate to meet capital asset expenditures, debt payments, interest and working capital needs for the current fiscal year ending March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

         The Company is exposed to interest rate risk primarily from its Credit Agreement (Agreement) in which floating rates are based upon the relationship between earnings before interest, depreciation and taxes (EBITDA) and total debt. To mitigate the impact of fluctuations in interest rates, the Company has entered into two interest rate swap contracts on $50,000,000 of the associated debt. The first contract is valued at $25,000,000 with a fixed rate of 5.76% and expires on March 31, 2003. The second contract is valued at $25,000,000 with a fixed rate of 5.8% and expires on March 31, 2003. Because of the Company's interest rate swap agreements a hypothetical 10% movement in interest rates would not have a material impact on net income.

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

OUTLOOK

         The Company continues to face a difficult environment in the wireless test industry. The Company is continuing to reduce costs within the business wherever possible. For the longer term, the Company has focussed its efforts towards growing the business. That's why the Company is investing in wireless test solutions for the next generation of high capacity and high bandwidth wireless devices.

         During the quarter the Company announced two new hires that represent a great step forward in enhancing customer satisfaction and solidifying the Company's position within the wireless test industry. John Bickley, who was named Vice President of Worldwide Sales, joined the Company from Marconi Communications (formerly GEC), where he was Director of Product Marketing in the Broadband Routing and Switching Division. Earlier, he was Director of Marketing and Sales in the Semiconductor Group at Keithley Instruments.

         Bob Vogel was named to the new position of Vice President of Product Development. His previous job was Vice President of the Broadband Networks Division at Acterna Corp., previously Dynatech. Bob is an accomplished engineer whose diverse background in wireless technology will contribute greatly to the Company's future product developments.

         It is important to note that the Company is making sure that its key development programs are not affected by cost containment activities so that the Company can grow the business over longer term. The Company anticipates improved sales during the year from its Avionics and military radio application test sets. While these product groups only represent about 20% of total sales, they have been unaffected by the slowing economy and have the potential to increase the Company's sales over the longer term.


PART II -- OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None

         (b)      No Form 8-K was filed during the quarter ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IFR SYSTEMS, INC.


Date: August 14, 2001                         /s/
---------------------                  Jeffrey A. Bloomer,
                                       Director, President and
                                       Chief Executive Officer
                                       (Duly authorized officer)

Date: August 14, 2001                         /s/
--------------------------             Dennis H. Coley,
                                       Chief Financial Officer
                                       and Treasurer
                                       (Principal financial and chief
                                       accounting officer)