Form 10-Q
period 2001-09-30
IFR SYSTEMS INC
filed 2001-11-14
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

       /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

       / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

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

     There were 8,282,009 shares of common stock, par value $.01 per share, of the Registrant outstanding as of October 15, 2001.

                                IFR SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                  PAGE
PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at September 30,
           2001 and March 31, 2001                                                  3

           Condensed Consolidated Statements of Operations for the three and six
           months ended September 30, 2001 and 2000                                 5

           Condensed Consolidated Statements of Cash Flow for the
           three and six months ended September 30, 2001 and 2000                   6

           Notes to Condensed Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                 14


PART II -- OTHER INFORMATION

Item 5.  Other Events                                                              15

Item 6.  Exhibits and reports on Form 8-K                                          15



SIGNATURES                                                                         16

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                            SEPTEMBER 30,      MARCH 31,
                                                                2001            2001
                                                            ------------     ----------
                                                              (UNAUDITED)      (NOTE)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                               $   4,916        $   5,087
    Accounts receivable, less $620 and $565
        allowance for doubtful accounts, respectively          24,659           30,887
    Inventories:
        Finished products                                      11,741           12,137
        Work in process                                         8,821            9,244
        Materials                                              14,600           14,529
                                                            ---------        ---------
                                                               35,162           35,910
    Prepaid expenses and sundry                                 5,287            4,163
    Deferred income taxes                                       2,031            2,020
                                                            ---------        ---------
TOTAL CURRENT ASSETS                                           72,055           78,067

PROPERTY AND EQUIPMENT:
    Property and equipment                                     42,356           40,586
    Allowances for depreciation                               (22,910)         (21,167)
                                                            ---------        ---------
                                                               19,446           19,419
PROPERTY UNDER CAPITAL LEASE:
    Building and machinery                                      5,599            5,561
    Allowances for depreciation                                (3,228)          (2,931)
                                                            ---------        ---------
                                                                2,371            2,630


OTHER ASSETS:

    Goodwill                                                   25,472           19,381
    Developed technology, less amortization
        of $3,432 and $2,964, respectively                     15,368           15,836
    Other intangibles, less amortization of $1,794
        and $3,298, respectively                                2,472           11,468
    Other                                                       1,760            2,084
                                                            ---------        ---------
                                                               45,072           48,769
                                                            ---------        ---------
TOTAL ASSETS                                                $ 138,944        $ 148,885
                                                            =========        =========

Note: The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                        SEPTEMBER 30,      MARCH 31,
                                                            2001             2001
                                                        ------------       ---------
                                                         (UNAUDITED)        (NOTE)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term bank borrowings                           $  23,000        $  23,000
    Accounts payable                                         9,982           12,370
    Accrued compensation and payroll taxes                   3,404            4,040
    Other liabilities and accrued expenses                   7,524            5,867
    Federal and state income taxes and local taxes             461            1,213
    Current maturity of capital lease obligations              361              326
    Current maturity of long-term debt in default           55,135            9,250
                                                         ---------        ---------
TOTAL CURRENT LIABILITIES                                   99,867           56,066

CAPITAL LEASE OBLIGATIONS                                    3,004            3,214

LONG-TERM DEBT                                                --             46,885

DEFERRED INCOME TAXES                                        8,741           11,676


SHAREHOLDERS' EQUITY:
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                         --               --
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 9,266,250 shares              93               93
    Additional paid-in capital                               7,132            7,192
    Cost of common stock in treasury--984,241
        and 994,241 shares, respectively                    (8,018)          (8,100)
    Accumulated other comprehensive income (loss)           (7,744)          (7,173)
    Retained earnings                                       35,869           39,032
                                                         ---------        ---------
                                                            27,332           31,044
                                                         ---------        ---------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 138,944        $ 148,885
                                                         =========        =========


See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                 2001            2000           2001            2000
                                              --------        ---------       --------        --------
SALES                                         $ 30,106        $ 35,862        $ 61,964        $ 70,408
COST OF PRODUCTS SOLD                           19,233          20,555          38,627          40,569
                                              --------        --------        --------        --------
GROSS PROFIT                                    10,873          15,307          23,337          29,839

OPERATING EXPENSES:
    Selling                                      5,141           5,642          10,299          11,679
    Administrative                               2,847           2,935           5,464           5,581
    Engineering                                  3,430           3,754           7,020           7,193
    Amortization of intangibles                    318             633             636           1,266
                                              --------        --------        --------        --------
                                                11,736          12,964          23,419          25,719
                                              --------        --------        --------        --------
OPERATING INCOME (LOSS)                           (863)          2,343             (82)          4,120

OTHER INCOME (EXPENSE):
    Interest income                                  7              20              63              73
    Interest expense                            (1,758)         (2,045)         (3,560)         (4,058)
    Gain on sale of machine shop assets           --              --              --               493
    Other, net                                    (299)             39            (643)            427
                                              --------        --------        --------        --------
                                                (2,050)         (1,986)         (4,140)         (3,065)
                                              --------        --------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES               (2,913)            357          (4,222)          1,055

INCOME TAX EXPENSE (BENEFIT)                      (729)            110          (1,059)            326
                                              --------        --------        --------        --------

NET INCOME (LOSS)                             $ (2,184)       $    247        $ (3,163)       $    729
                                              ========        ========        ========        ========

EARNINGS (LOSS) PER SHARE - BASIC:
    Net income (loss)                         $  (0.26)       $   0.03        $  (0.38)       $   0.09
                                              ========        ========        ========        ========

EARNINGS (LOSS) PER SHARE - DILUTED:
    Net income (loss)                         $  (0.26)       $   0.03        $  (0.38)       $   0.09
                                              ========        ========        ========        ========

AVERAGE COMMON SHARES OUTSTANDING                8,282           8,256           8,279           8,250
                                              ========        ========        ========        ========

DILUTIVE COMMON SHARES OUTSTANDING               8,282           8,300           8,279           8,324
                                              ========        ========        ========        ========




See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                2001             2000
                                                              ---------       ---------

OPERATING ACTIVITIES
    Net income (loss)                                         $ (3,163)       $    729
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
           Depreciation of property and equipment                1,986           2,090
           Amortization of intangibles                             636           1,266
           Amortization of loan origination fees                   450             373
           Deferred income taxes                                  (209)           (254)
           Changes in operating assets and liabilities:
               Accounts receivable                               6,228          (1,491)
               Inventories                                         748           1,391
               Other current assets                             (1,124)            260
               Accounts payable and accrued liabilities         (3,776)         (3,862)
               Other current liabilities                         1,657           1,263
                                                              --------        --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,433           1,765
INVESTING ACTIVITIES
    Purchases of property and equipment                         (1,377)           (895)
    Proceeds from sale of equipment                                 31              57
    Sundry                                                        (126)           (937)
                                                              --------        --------
    NET CASH USED IN INVESTING ACTIVITIES                       (1,472)         (1,775)
FINANCING ACTIVITIES
    Principal payments on capital lease obligations               (201)            (98)
    Principal payments on long-term debt                        (1,000)         (2,500)
    Principal payments on short-term bank borrowings              --           (21,300)
    Proceeds from short-term bank borrowings                      --            26,500
    Proceeds from capital lease                                     26            --
    Proceeds from exercise of common stock options                  22             118
                                                              --------        --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (1,153)          2,720
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (979)         (3,193)
                                                              --------        --------
DECREASE IN CASH AND CASH EQUIVALENTS                             (171)           (483)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 5,087           3,169
                                                              --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  4,916        $  2,686
                                                              ========        ========



See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

         The Company operates in one business segment, electronic test and measurement (ETM).

NOTE 2 -- BANK BORROWINGS

         As of September 30, 2001 the Company is not in compliance with two of the financial covenants of Amendment 6 of the loan agreement. The covenants are the minimum fixed charge coverage ratio and the maximum leverage ratio. The Company has not received a waiver for these violations. The Company has not made its November interest payment which will be a default of the credit agreement as of November 16, 2001. The Company is in negotiations with its current bank syndicate to obtain a forbearance agreement that would provide the Company to continue to operate under its current debt structure until mid December. The Company is actively seeking various refinancing alternatives for its current debt structure. In the event we are unable to obtain financing, current cash flows may not be sufficient for continued operations at present levels. There can be no assurance that such financing will be available or, if available, will be obtainable on acceptable terms.

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

         With the adoption of the statement, the Company ceased amortization of goodwill as of April 1, 2001. The following table presents the quarterly results of the Company on a comparable basis:


                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                        2001            2000           2001         2000
                                                      --------        --------       ---------    --------

REPORTED NET INCOME (LOSS)                            $(2,184)          $ 247        $(3,163)       $ 729
Goodwill and workforce amortization (net of tax)            -             275              -          552
                                                      --------        --------       ---------    --------
Adjusted net income (loss)                            $(2,184)          $ 522        $(3,163)      $1,281
                                                      --------        --------       ---------    --------
                                                      --------        --------       ---------    --------

BASIC EARNINGS PER SHARE:
Reported net income (loss)                             $(0.26)         $ 0.03         $(0.38)       $0.09
Goodwill and workforce amortization (net of tax)            -            0.03              -         0.07
                                                      --------        --------       ---------    --------
Adjusted net income (loss)                             $(0.26)         $ 0.06         $(0.38)       $0.16
                                                      --------        --------       ---------    --------
                                                      --------        --------       ---------    --------

DILUTED EARNINGS PER SHARE:

Reported net income (loss)                             $(0.26)         $ 0.03         $(0.38)       $0.09
Goodwill and workforce amortization (net of tax)            -            0.03              -         0.07
                                                      --------        --------       ---------    --------
Adjusted net income (loss)                             $(0.26)         $ 0.06         $(0.38)       $0.16
                                                      --------        --------       ---------    --------


         The Company has completed the preliminary goodwill impairment test as required. The test indicated that an impairment exists. Prior to March 31, 2002 the Company will complete step two of the required impairment test. This test will involve the measurement of the amount of impairment loss by comparing the fair value of the reporting unit with the carrying amount of that goodwill. The Company expects the impairment loss to be material to the results of operations for the period as well as the financial position of the Company.

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

         At September 30, 2001, the amount reflected in accumulated other comprehensive loss related to the effective portion of cash flow hedges is $2,095,000.


NOTE 5 - COMPREHENSIVE INCOME

         Total comprehensive loss was $1,184,000 and $3,734,000 for the three and six months ended September 30, 2001. The difference between the total comprehensive loss and net income (loss) is due to foreign currency translation adjustments and unrealized losses on cash flow interest rate hedges. Details are as follows(in thousands):


                                                                Three Months Ended             Six Months Ended
                                                                   September 30,                 September 30,
                                                                2001           2000          2001           2000
                                                             -------        -------        -------        -------

NET INCOME (LOSS)                                            $(2,184)       $   247        $(3,163)       $   729

OTHER COMPREHENSIVE INCOME:
   Unrecognized loss on interest rate derivative:
       Accumulated impact of account change                     --             --           (1,022)          --
       Change in current period market value                  (1,063)          --           (1,073)          --
                                                             -------        -------        -------        -------
                                                              (1,063)          --           (2,095)          --
    Foreign currency translation                               2,063         (1,903)         1,524         (4,248)
                                                             -------        -------        -------        --------
Total comprehensive income (loss)                            $(1,184)       $(1,656)        (3,734)        (3,519)
                                                             -------        -------        -------        --------

NOTE 6 - EARNINGS PER SHARE DATA

The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations (in thousands, except per share data):



                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                              2001           2000           2001           2000
                                                            --------        -------       -------        -------

NUMERATOR
     Income (loss) available to common shareholders         $ (2,184)       $   247       $(3,163)       $   729
                                                            ========        =======       =======        =======
DENOMINATORS
     Basic earnings (loss) per share:
          Weighted-average common shares outstanding           8,282          8,256         8,279          8,250
                                                            ========        =======       =======        =======

          Basic income (loss) per share                     $  (0.26)       $  0.03       $ (0.38)       $  0.09
                                                            ========        =======       =======        =======

     Diluted earnings (loss) per share:
          Weighted-average common shares outstanding           8,282          8,256         8,279          8,250
          Effect of stock options                               --               44             5             74
                                                            --------        -------       -------        -------
          Diluted weighted-average shares outstanding          8,282          8,300         8,284          8,324
                                                            ========        =======       =======        =======

          Diluted income (loss) per share                   $  (0.26)       $  0.03       $ (0.38)       $  0.09
                                                            ========        =======       =======        =======




         Note - Because the effect of stock options for the Fiscal 2002 interim period is antidilutive, diluted per share amounts are equal to the basic per share amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - FORWARD-LOOKING STATEMENTS

         In addition to historical information, this report contains forward-looking statements and information that are based on management's beliefs and assumptions, as well as information currently available to management. Forward-looking statements are all statements other than statements of historical fact included in this report. When used in this document, the words "anticipate," "estimate," "expect," "plan," "intend," "believe," "will," "potential," "strategy," "forecast," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable and are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it can give no assurance that such expectations will prove to be correct and that actual results will not differ materially from the Company's expectations. Such forward-looking statements speak only as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

         Factors that could cause actual results to differ materially from expectations include: (1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors, (2) fluctuations in the global economy and various foreign countries, (3) uncertain demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations, (8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices,
(12) currency fluctuations, (13) inventory risks due to changes in market demand or the Company's business strategies, (14) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, (15) difficulty in implementing the Company's strategies to reduce costs and improve cash flow, which will require, among other things (a) working capital reductions to generate cash flow and allow the Company to reduce its debt; (b) streamlining of the Company's overhead structure; and (c) capital spending reductions while continuing to support new product sales and development, (16) the Company's ability to avoid periods of net losses which could require the Company to find additional sources of financing to fund operations, implement its business strategy, meet anticipated capital expenditures, research and development costs and financing commitments, (17) difficulties in implementing the Company's strategies to amend, renegotiate or replace the Company's outstanding Credit Agreement (as amended) upon favorable terms, (18) inability to reduce the Company's debt and limit the Company's vulnerability to general adverse economic conditions; increase its ability to compete with competitors that are less leveraged; increase its ability to fund future working capital needs, capital expenditures, acquisitions, research and development costs and other general corporate requirements; and increase its flexibility to react to changes in the businesses and industry in which it operates, (19) inability to comply with the covenants in the Amended Credit Agreement and certain of the agreements governing short-term lines of credit the failure of which has resulted in an event of default, (20) inability to cure existing loan defaults or to negotiate further forbearance agreements, and (21) other risks described herein.

RESULTS OF OPERATIONS

NORMALIZED FY02 SECOND QUARTER COMPARED TO FY01 SECOND QUARTER

           Explanations for gross margin and operating expenses below exclude the one time cost reduction charges due to involuntary employee terminations of $268,000 in cost of products sold, $74,000 in selling expense, $290,000 in administrative expense and $29,000 in engineering expense incurred during the second quarter of this year. These reductions in force are anticipated to reduce annual payroll expenses by $2,245,000.

          Sales for the second quarter ended September 30, 2001 were $30,106,000 compared to $35,862,000 in the second quarter of the prior year. This represents a decrease of 16.1% or $5,756,000 due to a decrease in sales of test instruments offset by increased sales to the government of frequency agile test sets, avionics and solutions.

          Gross margins decreased to 37.0 % for the current year quarter as compared to 42.7% in the previous year quarter. The decrease of 5.7% is due to the application of fixed costs to the reduced sales base.

          Operating expenses for the second quarter ended September 30, 2001 were $11,343,000 compared to $12,964,000 in the second quarter of the prior year. This represents an increase of 1.6% as a percent of sales to 37.7% for the current quarter from 36.1% in the second quarter of the prior year. Administrative expenses increased 0.3%, engineering expenses increased 0.8% and selling expenses increased 1.1% as a percentage of sales. Goodwill amortization decreased to $318,000 in the current quarter from $633,000 in the prior year quarter due to the early adoption of a new accounting standard. Operating expenses in general increased as a percent of sales because of the reduced sales base.

         The operating loss for the second quarter ended September 30, 2001 is $863,000 compared to a profit of $2,343,000 in the second quarter of the prior year. Operating income as a percent of sales decreased to (2.9%) for the current year quarter as compared to 6.5% in the previous year quarter.

         Other expenses for the second quarter ended September 30, 2001 were $2,050,000 compared to $1,986,000 in the second quarter of the prior year. Other expenses as a percent of sales increased to 6.8% for the current year quarter as compared to 5.5% in the previous year quarter. The increase in other expenses of 1.3% is due to the substantial reduction of the sales base.

          The estimated effective income tax rate was a benefit of approximately 25.0% for the current period and an expense of 30.8% for the previous year period. The continuing decrease in the effective rate represents the impact of the foreign subsidiaries tax strategies and their related tax rates.

NORMALIZED FY02 YEAR-TO-DATE COMPARED TO FY01 YEAR-TO-DATE

         Explanations for gross margin and operating expenses below exclude the one time cost reduction charges due to involuntary employee terminations of $268,000 in cost of products sold, $74,000 in selling expense, $290,000 in administrative expense and $29,000 in engineering expense incurred during the second quarter of this year. These reductions in force are anticipated to reduce annual payroll expenses by $2,245,000.

         Sales for the six months ended September 30, 2001 were $61,964,000 compared to $70,408,000 in the previous year. This represents a decrease of 12.0% or $8,444,000 due to a decrease in sales of test instruments offset by increased sales of avionics and solutions.

         Gross margins decreased to 38.1% for the six months ended September 30, 2001 as compared to 42.4% in the previous year. The decrease of 4.3% is due to the distribution of fixed costs over a reduced sales base.

          Operating expenses for the six months ended September 30, 2001 were $23,026,000 compared to $25,719,000 in the prior year. This represents an increase of 0.7% to 37.2% of sales for the six months from 36.5% in the prior year. Administrative expenses increased 0.5%, engineering expenses increased 1.1% and selling expenses decreased 0.1% as a percentage of sales. Goodwill amortization decreased to $636,000 in the six months ended September 30, 2001 from $1,266,000 in the prior year due to the early adoption of a new accounting standard. Operating expenses in general increased as a percent of sales because of the reduced sales base.

         The operating loss for the six months ended September 30, 2001 is $82,000 compared to a profit of $4,120,000 in the prior year. Operating income as a percent of sales decreased to (0.1%) the six months ended September 30, 2001 as compared to 5.9% in the previous year. The decline in operating profit of 6.0% is due to decreases in sales revenue and the corresponding gross margin.

          Other expenses for the six months ended September 30, 2001 were $4,140,000 compared to $3,065,000 in the prior year. Other expenses as a percent of sales increased to 6.7% for the six months ended September 30, 2001 as compared to 4.4% in the previous year. The increase in other expenses of 2.0% is due to costs related to the relocation of the UK corporate office, increased amortization of loan origination fees and decreased transactional exchange gains offset by interest due to lower average debt balances and by the one time sale gain on the sale of the machine shop.

          The estimated effective income tax rate was a benefit of approximately 25.1% for the six months ended September 30, 2001 and an expense of 30.9% for the previous year. The decrease in the effective rate represents the impact of the foreign subsidiaries tax strategies and their related tax rates.

LIQUIDITY AND SOURCES OF CAPITAL

         The Company maintains a financial position with a negative working capital of $27,812,000 at September 30, 2001. Excluding the reclassification of long term debt to current liabilities the Company's working capital was $25,323,000 The Company generated cash from operations of $3,433,000 for the six months period ended September 30, 2001 compared to $1,765,000 for the previous year. The increase in cash provided from operations was due to an increase in the collection of account receivables.

         Cash used in investing activities was $1,472,000 for the six months period ended September 30, 2001 compared to $1,775,000 in the previous year. The primary component of cash used is increased purchases of capital assets for the current period and reduced payments of loan origination costs.

          Cash flows used in financing activities was $1,153,000 for the six months period ended September 30, 2001 and cash flows provided by financing activities of $2,720,000 in the previous year. The decrease in funds provided was due primarily to long-term debt principal payments offset by the restriction of short-term borrowings.

          No cash dividends were paid in fiscal year 2001 and no cash dividends are anticipated to be paid in fiscal year 2002. Restrictive payment covenants in the amended debt Agreement allow for cash dividends to be paid only when certain leverage ratios are obtained.

         On September 20, 1996, the Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. The main purpose of the shares buyback program is to offset the dilution of stock option exercises and as a utilization of the anticipated excess cash flow during the year. As of September 30, 2001, the Company had purchased an aggregate of 470,000 shares under the program. Restrictive covenants in the amended debt Agreement limit the amount of capital stock allowed to be purchased.

         At September 30, 2001, $23,000,000 was outstanding under the lines of credit.

         As of September 30, 2001 the Company is not in compliance with two of the financial covenants of Amendment 6 of the loan agreement. The covenants are the minimum fixed charge coverage ratio and the maximum leverage ratio. The Company has not received a waiver for these violations. The Company has not made its November interest payment which will be a default of the credit agreement as of November 16, 2001. The Company is in negotiations with its current bank syndicate to obtain a forbearance agreement that would provide the Company until mid December to continue to operate under its current debt structure. The Company is actively seeking various refinancing alternatives for its current debt structure. In the event we are unable to obtain financing, current cash flows may not be sufficient for continued operations at present levels. There can be no assurance that such financing will be available or, if available, will be obtainable on acceptable terms.

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


OUTLOOK

         The test and measurement industry had been experiencing a sharp decline in business during calendar year 2001, which was further impacted after the tragic events of September 11, 2001. Conditions remain difficult, but the Company is determined to make it through this challenging time. To do this, the Company must address its costs and its debt.

         Early in the second quarter, the Company implemented cost reductions to align the Company with the expected pace of activity at that time. Basically, the Company reduced headcount by about 5% and addressed its discretionary spend items. This resulted in a pre-tax restructuring charge of $661,000, which is included in the Q2 results. The Company responded to the further decline in orders that occurred in September with additional expense reductions. This represents a headcount reduction of approximately 6%. This second round of cost-cutting will result in an estimated pre-tax restructuring charge of $670,000 that the Company will book in the third fiscal quarter. When fully implemented, the Company expects these two rounds of expense reductions to reduce payroll and planned discretionary costs by approximately $8,000,000 annually.

         Looking forward, the Company does not expect to post a profit until the cost reductions are fully implemented and the debt is refinanced. Sales for the next two quarters should be in the range of $25-28M. An area of opportunity that is not currently reflected in the Company's estimates is the increased need for secure communications. IFR is the leader in providing radio test sets to the military in support of their SINCGARS radios. The Company is working closely with the military to determine their latest requirements.

         In addition, the Company's leading position in the Private Mobile Radio (PMR) market has the potential for increased demand due to the need for secure communications between the police, fire and other emergency users of specialized radio services.

PART II -- OTHER INFORMATION


ITEM 5.    OTHER EVENTS


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits:

           None

    (b)    Reports on  Form 8-K

           Form 8-K Filed on August 21, 2001 (Announcement of Ralph Whitney as Chairman of the Board)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IFR SYSTEMS, INC.


Date:  November 14, 2001                 /s/  Jeffrey A. Bloomer
                                         ------------------------------
                                              Jeffrey A. Bloomer,
                                              Director, President and
                                              Chief Executive Officer
                                              (Duly authorized officer)



Date: November 14, 2001                   /s/ Dennis H. Coley
                                          ------------------------------
                                              Dennis H. Coley,
                                              Chief Financial Officer
                                              and Treasurer
                                              (Principal financial and chief
                                              accounting officer)