Form 10-Q
period 2001-12-31
IFR SYSTEMS INC
filed 2002-02-14
CIK 785546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to _________

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

          There were 8,282,009 shares of common stock, par value $.01 per share, of the Registrant outstanding as of January 22, 2002.

                                IFR SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                               PAGE
PART I -- FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at December 31,
               2001 and March 31, 2001                                                          3

               Condensed Consolidated Statements of Operations for the three and nine
               months ended December 31, 2001 and 2000                                          5

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended December 31, 2001 and 2000                                     6

               Notes to Condensed Consolidated Financial Statements                             7

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                             11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                             14

PART II -- OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                                       15

Item 6.  Exhibits and reports on Form 8-K                                                      15

SIGNATURES                                                                                     16

PART I -- FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        DECEMBER 31,   MARCH 31,
                                                           2001          2001
                                                        ------------  ----------
                                                        (UNAUDITED)     (NOTE)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                            $   5,140    $   5,087
    Accounts receivable, less $622 and $565
        allowance for doubtful accounts, respectively       20,274       30,887
    Inventories:
        Finished products                                   10,992       12,137
        Work in process                                      7,038        7,566
        Materials                                           15,770       16,207
                                                        ------------  ----------
                                                            33,800       35,910
    Prepaid expenses and sundry                              6,850        4,163
    Deferred income taxes                                    2,809        2,020
                                                        ------------  ----------
TOTAL CURRENT ASSETS                                        68,873       78,067

PROPERTY AND EQUIPMENT:
    Property and equipment                                  42,440       40,586
    Allowances for depreciation                            (23,791)     (21,167)
                                                        ------------  ----------
                                                            18,649       19,419
PROPERTY UNDER CAPITAL LEASE:
    Building and machinery                                   5,599        5,561
    Allowances for depreciation                             (3,379)      (2,931)
                                                        ------------  ----------
                                                             2,220        2,630

OTHER ASSETS:

    Goodwill                                                25,472       19,381
    Developed technology, less amortization
        of $3,666 and $2,964, respectively                  15,134       15,836
    Other intangibles, less amortization of $1,878
        and $3,298, respectively                             2,388       11,468
    Other                                                    2,027        2,084
                                                        ------------  ----------
                                                            45,021       48,769
                                                        ------------  ----------
TOTAL ASSETS                                             $ 134,763    $ 148,885
                                                        ============  ==========

Note: The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                IFR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        DECEMBER 31,   MARCH 31,
                                                           2001          2001
                                                        ------------  ----------
                                                        (Unaudited)     (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term bank borrowings                           $  23,000    $  23,000
    Accounts payable                                         7,849       12,370
    Accrued compensation and payroll taxes                   3,257        4,040
    Other liabilities and accrued expenses                   9,128        5,867
    Federal and state income taxes and local taxes             413        1,213
    Current maturity of capital lease obligations              366          326
    Current maturity of long-term debt in default           55,135        9,250
                                                        ------------  ----------
TOTAL CURRENT LIABILITIES                                   99,148       56,066

CAPITAL LEASE OBLIGATIONS                                    3,069        3,214

LONG-TERM DEBT                                                 -         46,885

DEFERRED INCOME TAXES                                        8,539       11,676

SHAREHOLDERS' EQUITY:
    Preferred stock,  $.01 par value---authorized
        1,000,000 shares, none issued                          -            -
    Common stock,  $.01 par value---authorized
        50,000,000 shares, issued 9,266,250 shares              93           93
    Additional paid-in capital                               7,132        7,192
    Cost of common stock in treasury--984,241
        and 994,241 shares, respectively                    (8,018)      (8,100)
    Accumulated other comprehensive income (loss)           (6,673)      (7,173)
    Retained earnings                                       31,473       39,032
                                                        ------------  ----------
                                                            24,007       31,044
                                                        ------------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 134,763    $ 148,885
                                                        ============  =========

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        DECEMBER 31,                         DECEMBER 31,
                                                   2001              2000               2001               2000
                                                ---------          ---------          ---------          ---------
SALES                                           $  26,304          $  34,512          $  88,268          $ 104,920
COST OF PRODUCTS SOLD                              16,477             19,411             55,104             59,980
                                                ---------          ---------          ---------          ---------
GROSS PROFIT                                        9,827             15,101             33,164             44,940

OPERATING EXPENSES:
    Selling                                         4,833              5,795             15,132             17,474
    Administrative                                  2,338              2,928              7,802              8,509
    Engineering                                     3,489              3,490             10,509             10,683
    Amortization of intangibles                       318                633                954              1,899
                                                ---------          ---------          ---------          ---------
                                                   10,978             12,846             34,397             38,565
                                                ---------          ---------          ---------          ---------
OPERATING INCOME (LOSS)                            (1,151)             2,255             (1,233)             6,375

OTHER INCOME (EXPENSE):
    Interest, net                                  (2,077)            (1,958)            (5,574)            (5,943)
    Loss on interest rate swaps                    (1,969)              --               (1,969)              --
    Gain on sale of machine shop assets              --                 --                 --                  493
    Sublease writeoff                                (651)              --                 (651)              --
    Other, net                                       (434)               (48)            (1,077)               379
                                                ---------          ---------          ---------          ---------
                                                   (5,131)            (2,006)            (9,271)            (5,071)
                                                ---------          ---------          ---------          ---------

INCOME (LOSS) BEFORE INCOME TAXES                  (6,282)               249            (10,504)             1,304

INCOME TAX EXPENSE (BENEFIT)                       (1,886)                75             (2,945)               401
                                                ---------          ---------          ---------          ---------

NET INCOME (LOSS)                               $  (4,396)         $     174          $  (7,559)         $     903
                                                =========          =========          =========          =========

EARNINGS (LOSS) PER SHARE - BASIC               $   (0.53)         $    0.02          $   (0.91)         $    0.11
                                                =========          =========          =========          =========

EARNINGS (LOSS) PER SHARE - DILUTED             $   (0.53)         $    0.02          $   (0.91)         $    0.11
                                                =========          =========          =========          =========

AVERAGE COMMON SHARES OUTSTANDING                   8,282              8,271              8,280              8,257
                                                =========          =========          =========          =========

DILUTIVE COMMON SHARES OUTSTANDING                  8,282              8,276              8,280              8,290
                                                =========          =========          =========          =========

See notes to condensed consolidated financial statements.

                                IFR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     NINE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                 ---------------------------
                                                                   2001               2000
                                                                 ---------          --------
OPERATING ACTIVITIES
    Net income (loss)                                            $ (7,559)          $    903
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
           Depreciation of property and equipment                   3,066              3,084
           Amortization of intangibles                                954              1,899
           Amortization of loan origination fees                      675                597
           Deferred income taxes                                   (1,189)              (403)
           Changes in operating assets and liabilities:
               Accounts receivable                                 10,613                 21
               Inventories                                          2,110                321
               Other current assets                                (2,687)               327
               Accounts payable and accrued liabilities            (2,043)            (3,816)
               Other current liabilities                             (800)             1,120
                                                                 ---------          --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                       3,140              4,053
INVESTING ACTIVITIES
    Purchases of property and equipment                            (1,756)            (1,594)
    Proceeds from sale of equipment                                    31                 86
    Sundry                                                           (618)              (935)
                                                                 ---------          --------
    NET CASH USED IN INVESTING ACTIVITIES                          (2,343)            (2,443)
FINANCING ACTIVITIES
    Principal payments on capital lease obligations                  (131)              (198)
    Principal payments on long-term debt                           (1,000)            (3,875)
    Principal payments on short-term bank borrowings                 --              (27,200)
    Proceeds from short-term bank borrowings                         --               34,500
    Proceeds from capital lease                                        26               --
    Proceeds from exercise of common stock options                     22                113
                                                                 ---------          --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (1,083)             3,340
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               339             (2,533)
                                                                 ---------          --------
DECREASE IN CASH AND CASH EQUIVALENTS                                  53              2,417
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    5,087              3,169
                                                                 ---------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  5,140           $  5,586
                                                                 =========          ========

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2001

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to prior year amounts to confirm to current year presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

     The Company operates in one business segment, electronic test and measurement (ETM).

NOTE 2 -- BANK BORROWINGS

     As of December 31, 2001 the Company is not in compliance with two of the financial covenants of Amendment 6 of the loan agreement. The covenants are the minimum fixed charge coverage ratio and the maximum leverage ratio. The Company has not received a waiver for these violations. Further, the Company did not make its November interest payment which is a default of the credit agreement. Accordingly, the Company has reclassified its long-term debt associated with the default to current liabilities. However, the Company did reach a forbearance agreement which allows the Company to continue to operate under its current debt structure until March 4, 2002. The Company is actively seeking various refinancing alternatives for its current debt structure. In the event the Company is unable to obtain financing, current cash flows may not be sufficient for continued operations at present levels. There can be no assurance that such financing will be available or, if available, will be obtainable on acceptable terms.

NOTE 3 -- INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, effective April 1, 2001. FAS 142 discontinues the amortization of goodwill and requires future periodic testing of goodwill for impairment. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

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

     With the adoption of the statement, the Company ceased amortization of goodwill as of April 1, 2001. The following table presents the quarterly results of the Company on a comparable basis:


                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         DECEMBER 31,                   DECEMBER 31,
                                                      2001          2000             2001           2000
                                                  ------------  --------------   -------------   -----------
REPORTED NET INCOME (LOSS)                            $(4,396)          $ 174         $(7,559)      $   903
Goodwill and workforce amortization (net of tax)            -             275               -           825
                                                  ------------  --------------   -------------   -----------
Adjusted net income (loss)                            $(4,396)          $ 449         $(7,559)      $ 1,728
                                                  ============  ==============   =============   ===========

BASIC EARNINGS PER SHARE:
Reported net income (loss)                             $(0.53)         $ 0.02         $ (0.91)      $  0.11
Goodwill and workforce amortization (net of tax)            -            0.03               -          0.10
                                                  ------------  --------------   -------------   -----------
Adjusted net income (loss)                             $(0.53)         $ 0.05         $ (0.91)      $  0.21
                                                  ============  ==============   =============   ===========

DILUTED EARNINGS PER SHARE:
Reported net income (loss)                             $(0.53)         $ 0.02         $ (0.91)      $  0.11
Goodwill and workforce amortization (net of tax)            -            0.03               -          0.10
                                                  ------------  --------------   -------------   -----------
Adjusted net income (loss)                             $(0.53)         $ 0.05         $ (0.91)      $  0.21
                                                  ============  ==============   =============   ===========

The Company has completed the preliminary goodwill impairment test as required. The test indicated that an impairment exists. Prior to March 31, 2002 the Company will complete step two of the required impairment test. This test will involve the measurement of the amount of impairment loss by comparing the fair value of the reporting unit with the carrying amount of that goodwill. The Company expects the impairment loss to be material to the results of operations for the period as well as to the financial position of the Company.

     On a go forward basis, the estimated aggregate amortization expense for the intangible assets for the year ended March 31, 2002 is approximately $1,271,000, and $1,236,000 for each of the four years thereafter.

NOTE 4 - DERIVATIVES

     The Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, effective April 1, 2001. The Company's derivative activities are initiated within the guidelines of documented corporate risk-management policies and do not create additional risk because gains and losses on derivative contracts offset gains and losses on the assets, liabilities and transactions being hedged. As derivative contracts are initiated, the Company designates the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

     For derivative contracts that are designated and qualify as fair value hedges, the derivative instrument is marked to market with gains and losses recognized currently in income to offset the respective gains and losses recognized on the underlying exposure. For derivative contracts that are designated and qualify as cash flow hedges, the effective portion of gains and losses on these contracts is reported as a component of other comprehensive income and reclassified into earnings in the same period the hedged transaction affects earnings. Hedge ineffectiveness is immediately recognized in earnings. Derivative contracts that are not designated as hedging instruments are recorded at fair value with the gain or loss recognized in current earnings during the period of change.

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

     At December 31, 2001, the Company's cash flow hedges were determined to be ineffective because it was no longer probable that the Company would maintain debt levels corresponding to the underlying notional value of the swaps. Amounts reflected in accumulated other comprehensive loss related to the ineffective portion of fair value cash flow hedges were immediately recognized in earnings in the quarter ended December 31, 2001. This loss on interest rate swaps was $1,969,000.

NOTE 5 - COMPREHENSIVE INCOME

     Total comprehensive loss was $5,420,000 and $7,059,000 for the three and nine months ended December 31, 2001. The difference between the total comprehensive loss and net income (loss) is due to foreign currency translation adjustments. Details are as follows (in thousands):


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  DECEMBER 31,                       DECEMBER 31,
                                                             2001             2000             2001              2000
                                                           ---------        --------        ----------         --------
NET INCOME (LOSS)                                          $(4,396)          $   174          $(7,559)          $   903

Other comprehensive income:
   Unrecognized loss on interest rate derivative:
       Accumulated impact of accounting change                 -                 -             (1,022)              -
       Change in current period market value                   -                 -              1,022               -
                                                           -------           -------          -------           -------
                                                               -                 -                -                 -
    Foreign currency translation                            (1,024)              856              500            (3,392)
                                                           -------           -------          -------           -------
TOTAL COMPREHENSIVE INCOME (LOSS)                          $(5,420)          $ 1,030           (7,059)           (2,489)
                                                           =======           =======          =======           =======

NOTE 6 - EARNINGS PER SHARE DATA

     The following is a reconciliation of the numerator and denominators used in computing basic and diluted earnings per share from continuing operations (in thousands, except per share data):


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    DECEMBER 31,                      DECEMBER 31,
                                                              --------------------------         --------------------------
                                                                 2001             2000             2001               2000
                                                              ----------         -------         ---------          -------
NUMERATOR
     Income (loss) available to common shareholders            $ (4,396)          $  174          $ (7,559)          $  903
                                                               ========           ======          ========           ======

DENOMINATORS
     Basic earnings (loss) per share:
          Weighted-average common shares outstanding              8,282            8,271             8,280            8,257
                                                               ========           ======          ========           ======

          Basic income (loss) per share                        $  (0.53)          $ 0.02          $  (0.91)          $ 0.11
                                                               ========           ======          ========           ======

     Diluted earnings (loss) per share:
          Weighted-average common shares outstanding              8,282            8,271             8,280            8,257
          Effect of stock options (A)                               -                  5               -                 33
                                                               --------           ------          --------           ------
          Diluted weighted-average shares outstanding             8,282            8,276             8,280            8,290
                                                               ========           ======          ========           ======

          Diluted income (loss) per share                      $  (0.53)          $ 0.02          $  (0.91)          $ 0.11
                                                               ========           ======          ========           ======

(A) - Since the effect of stock options for the fiscal year 2002 interim period is antidilutive, the face of the statements of operations reflects diluted per share amounts equal to the basic per share amounts.

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

     Factors that could cause actual results to differ materially from expectations include: (1) the degree and nature of competition, including pricing pressure and the development of new products or discoveries of new technologies by competitors, (2) fluctuations in the global economy and various foreign countries, (3) uncertain demand for the Company's products, (4) loss of significant customers, (5) the Company experiencing delays in developing new products and technologies, (6) the ability of the Company to continue the transition to digital technologies in the communications test equipment products, (7) the failure of such technologies or products to perform according to expectations, (8) difficulties in manufacturing new products so they may be profitably priced on a competitive basis, (9) lack of adequate market acceptance of new products or technologies, (10) changes in products or sales mix and the related effects on gross margins, (11) availability of components, parts, and supplies from third party suppliers on a timely basis and at reasonable prices,
(12) currency fluctuations, (13) inventory risks due to changes in market demand or the Company's business strategies, (14) inability to hire sufficient personnel at reasonable levels of compensation and other labor problems, (15) difficulty in implementing the Company's strategies to reduce costs and improve cash flow, which will require, among other things (a) working capital reductions to generate cash flow and allow the Company to reduce its debt; (b) streamlining of the Company's overhead structure; and (c) capital spending reductions while continuing to support new product sales and development, (16) the Company's ability to avoid periods of net losses which could require the Company to find additional sources of financing to fund operations, implement its business strategy, meet anticipated capital expenditures, research and development costs and financing commitments, (17) difficulties in implementing the Company's strategies to amend, renegotiate or replace the Company's outstanding Amended and Restated Credit Agreement (as amended) upon favorable terms, (18) inability to reduce the Company's debt and limit the Company's vulnerability to general adverse economic conditions; increase its ability to compete with competitors that are less leveraged; increase its ability to fund future working capital needs, capital expenditures, acquisitions, research and development costs and other general corporate requirements; and increase its flexibility to react to changes in the businesses and industry in which it operates, (19) inability to comply with the covenants in the Amended Credit Agreement and certain of the agreements governing short-term lines of credit, the failure of which has resulted in an event of default, (20) inability to cure existing loan defaults or to negotiate further forbearance agreements, and (21) other risks described herein.

RESULTS OF OPERATIONS

FY02 THIRD QUARTER COMPARED TO FY01 THIRD QUARTER

     Included in gross margin and operating expenses are one time cost reduction charges of $0.1 million in cost of products sold, $0.2 million in selling expense, $0.2 million in administrative expense and $0.3 million in engineering expense incurred during the third quarter.

     Sales for the third quarter ended December 31, 2001 were $26.3 million compared to $34.5 million in the third quarter of the prior year. This represents a decrease of 23.8% due to a 42.2% decrease in sales of radio test sets, frequency agile test sets, sources and automated test equipment offset by an 8.0% increase in sales of microwave test sets, avionics and service. Gross margins decreased to 37.4% for the current year quarter as compared to 43.8% in the previous year quarter. The decrease is due to an unfavorable product mix and fixed cost allocated to a reduced sales base.

     Operating expenses for the third quarter ended December 31, 2001 were $11.0 million, compared to $12.8 million in the third quarter of the prior year. This represents a 14.5% decrease from the third quarter of the prior year. Compared to the third quarter of the prior year administrative and selling expenses decreased 20.2% and 16.6%, respectively, and engineering expenses remained constant. Intangible amortization decreased to $0.3 million in the current quarter from $0.6 million in the prior year quarter due to the early adoption of a new accounting standard. In general, operating expenses increased as a percent of sales because of the reduced sales base.

     Operating losses for the third quarter ended December 31, 2001 were $1.2 million compared to operating profits of $2.3 million in the third quarter of the prior year. The decline in operating profit is due to reduced sales and a corresponding reduction in gross margin offset by reductions in operating expenses.

     Other expenses for the third quarter ended December 31, 2001 were $5.1 million compared to $2.0 million in the third quarter of the prior year. The increase in other expenses is due to a loss of $2.0 million related to interest rate swaps, the write-off of deferred sub-lease costs of $0.7 million and amortization of $0.2 million related to loan origination fees.

     The estimated effective income tax rate was 30.0% compared to 30.1% for the previous year period.

FY02 YEAR-TO-DATE COMPARED TO FY01 YEAR-TO-DATE

     Included in gross margin and operating expenses are one time cost reduction charges of $0.3 million in cost of products sold, $0.3 million in selling expense, $0.5 million in administrative expense and $0.3 million in engineering expense incurred during the second and third quarters of this year.

     Sales for the nine months ended December 31, 2001 were $88.3 million compared to $104.9 million in the previous year. This represents a decrease of 15.9% due a 24.7% decrease in sales of radio test sets, frequency agile test sets, sources, signal analyzers and automated test equipment offset by an 11.1% increase in sales of avionics, service and solutions. Gross margins decreased to 37.6% for the current nine month period as compared to 42.8% in the previous year nine month period. The decrease is due to an unfavorable product mix and fixed cost allocated to a reduced sales base.

     Operating expenses for the nine months ended December 31, 2001 were $34.4 million compared to $38.6 million in the prior year. This represents a 10.8% decrease from the prior year nine-month period. Compared to the prior year comparable period, administrative and selling expenses decreased 13.4% and 8.3%, respectively. Additionally, engineering expenses decreased 1.6% from the prior year period. Intangible amortization decreased to $1.0 million in the current nine-month period from $1.9 million in the prior year nine-month period due to the early adoption of a new accounting standard. In general, operating expenses increased as a percent of sales because of the reduced sales base.

     Operating losses for the nine months ended December 31, 2001 were $1.2 million compared to an operating profit of $6.4 million in the prior year. The decline in operating profit is due to reduced sales and a corresponding reduction in gross margin offset by reductions in operating expenses.

     Other expenses for the nine months ended December 31, 2001 were $9.3 million compared to $5.1 million in the prior year. The net increase of $4.2 million in other expenses is due to the current year loss of $2.0 million related to interest rate swaps, the write-off of deferred sub-lease costs of $0.7 million, losses of $0.7 million related to amortization of loan origination fees, and a gain of $0.5 million from the sale of machine shop assets in the prior year period.

     The estimated effective income tax rate was 28.0% for the nine months ended December 31, 2001 compared to 30.8% for the previous year.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company had a negative working capital of $30.3 million at December 31, 2001. The negative working capital stems from the Company's long term debt, which is currently callable by the lender on the termination of the forbearance agreement March 4, 2002. Excluding the reclassification of long term debt to current liabilities the Company's working capital was $24.8 million. The Company generated cash from operations of $3.1 million for the nine month period ended December 31, 2001 compared to cash generated from operations of $4.1 million for the previous year comparable period.

     Cash used in investing activities was $2.3 million for the nine month period ended December 31, 2001 compared to cash used in investing activities of $2.4 million in the previous year. The primary component of cash used in both periods was the purchase of capital assets.

     Cash used in financing activities was $1.1 million for the nine months period ended December 31, 2001 primarily related to payments made on long-term debt, compared to cash provided by net financing activities of $3.3 million for the prior year period.

     No cash dividends were paid in fiscal year 2001 and no cash dividends are anticipated to be paid in fiscal year 2002.

     The Board of Directors of the Company authorized the repurchase of up to 750,000 shares of the Company's common stock. As of December 31, 2001, the Company had purchased an aggregate of 470,000 shares under the program. Restrictive covenants in the amended debt agreement limit the amount of capital stock allowed to be purchased.

     At December 31, 2001, $23.0 million was outstanding under the lines of credit and $55.1 million in current maturities of long-term debt. As of December 31, 2001 the Company is not in compliance with certain financial covenants of the loan agreement nor has the Company received a waiver for these violations. The Company defaulted on the credit agreement in November 2001. However, the Company did reach a forbearance agreement which allows the Company to continue to operate under its current debt structure until March 4, 2002. The Company is actively seeking various refinancing alternatives for its current debt structure. In the event the Company is unable to obtain financing, current cash flows may not be sufficient for continued operations at present levels. There can be no assurance that such financing will be available or, if available, will be obtainable on acceptable terms.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     The Company is exposed to interest rate risk primarily from its Credit Agreement ("the Agreement") in which floating rates are based upon the relationship between earnings before interest, depreciation and taxes (EBITDA) and total debt. To mitigate the impact of fluctuations in interest rates, the Company has entered into two interest rate swap contracts on $50 million of the associated debt. The first contract with a notional amount of $25 million has a fixed rate of 5.76% and expires on March 31, 2003. The second contract with a notional amount of $25,000,000 has a fixed rate of 5.8% and expires on March 31, 2003. Because of the Company's interest rate swap agreements a hypothetical 10% movement in interest rates would not have a material impact on net income.

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

PART II -- OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As of December 31, 2001 the Company is in default of several financial covenants of the loan agreement. The defaulted covenants are the minimum fixed charge coverage ratio, the maximum leverage ratio for the periods September 30, 2001 and December 31, 2001, non-payment when due of all scheduled principal payments, accrued interest and fees beginning November 9, 2001 through the filing of this report and the non-payment of hedging obligations due December 31, 2001. The Company has not received a waiver for these violations. As of the date of the filing of this report the Company is in default of scheduled principal and interest payments through February 14, 2002. These defaults result in estimated principal and interest arrearages in the amount of $0.5 million and $3.3 million respectively. The Company has reclassified its long-term debt associated with the payment default to current liabilities. However, the Company did reach a forbearance agreement with its bank lenders that allows the Company to continue to operate under its current debt structure until March 4, 2002. The Company is actively seeking various refinancing alternatives for its current debt structure. In the event the Company is unable to obtain financing, current cash flows may not be sufficient for continued operations at present levels. There can be no assurance that such financing will be available or, if available, will be obtainable on acceptable terms.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits:

               None

       (b)     No Form 8-K was filed during the quarter ended December 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IFR SYSTEMS, INC.


Date: February 14, 2002                   /s/ Jeffrey A. Bloomer
                                          ---------------------------------
----------------------                    Jeffrey A. Bloomer,
                                          Director, President and
                                          Chief Executive Officer
                                          (Duly authorized officer)

Date: February 14, 2002                   /s/ Stephen P. Todd
                                          ---------------------------------
-----------------------                   Stephen P. Todd,
                                          Interim Chief Financial Officer
                                          (Principal financial and chief
                                          accounting officer)